Form 10-Q
period 2007-09-30
Highlands Acquisition Corp
filed 2007-11-16
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-33681

HIGHLANDS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-18924044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Paragon Drive, Suite 125
Montvale, New Jersey 07645
(Address of principal executive offices)
(Zip code)

(201) 573-8400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

As of November 13, 2007, there were outstanding 17,250,000 shares of Common Stock, par value $0.0001.

Highlands Acquisition Corp.
(a corporation in the development stage)

Highlands Acquisition Corp.
(a corporation in the development stage)
CONDENSED BALANCE SHEET

September 30, 2007 (Unaudited)
ASSETS
Current assets:
Cash	$60,290
Prepaid expenses	71,524
Total current assets	131,814
Deferred offering costs (Note 3)	197,815
Total assets	$329,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,204
Accrued expenses	110,880
Notes payable to affiliates of Founders (Note 4)	100,000
Total liabilities	$312,084
Commitments (Note 5)
Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 3,450,000 shares	345
Additional paid-in capital	24,655
Deficit accumulated during the development stage	(7,455)
Total stockholders’ equity	17,545
Total liabilities and stockholders’ equity	$329,629

See Notes to Unaudited Condensed Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF OPERATIONS
(unaudited)

For the period April 26, 2007 (inception) to September 30, 2007

Formation costs	$1,000
General and administrative	6,455
Net loss	$(7,455)
Weighted average shares outstanding	3,450,000
Net loss per share	$(0.00)

See Notes to Unaudited Condensed Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

For the period April 26, 2007 (inception) to September 30, 2007

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per share	3,450,000	$345	$24,655	$—	$25,000
Net Loss				(7,455)	(7,455)
Balance at September 30, 2007	3,450,000	$345	$24,655	$(7,455)	$17,545

See Notes to Unaudited Condensed Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(unaudited)

For the period April 26, 2007 (inception) to September 30, 2007

Cash flows from operating activities
Net loss	$(7,455)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in prepaid expenses	(71,524)
Increase in accounts payable	72,572
Increase in accrued expenses	1,000
Net cash used in operating activities	(5,407)
Cash flows from financing activities
Proceeds from sale of units to Founders	25,000
Proceeds from notes payable to affiliates of Founders	100,000
Payment of costs relating to Proposed Offering	(59,303)
Net cash provided by financing activities	65,697
Net increase in cash	60,290
Cash at beginning of period	—
Cash at end of period	$60,290
Supplemental disclosure of noncash financing activities
Deferred offering costs included in accounts payable and accrued expenses	$138,512

See Notes to Unaudited Condensed Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

1. Organization and Business Operations

The condensed financial statements at September 30, 2007 and for the period from April 26, 2007 (inception) to September 30, 2007 have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Highlands Acquisition Corp. (the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the period from April 26, 2007 (inception) to September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year ended December 31, 2007.

The Company was incorporated in Delaware on April 26, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”).

At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and initial public offering (“the Offering”) described in Note 2 below.

The registration statement for the Offering was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007. The Company received net proceeds of approximately $131,286,000, including $3,250,000 of proceeds from the private placement (“the Private Placement”) sale of 3,250,000 warrants (the “Sponsor Warrants”) to certain affiliates of the Company. The Sponsor Warrants are identical to the warrants sold in the Offering, except (i) if the Company calls its warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering, (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (the “Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,139,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from October 3, 2007. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Concentration of Credit Risk— The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes— Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating approximately $2,535. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss Per Common Share— Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at September 30, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

New Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Subsequent Events - Initial Public Offering

On October 9, 2007, the Company sold 12,000,000 units (“Units”) in the Offering at a price of $10 per Unit. The Offering generated net proceeds of approximately $114,600,000, which, together with $3,450,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. On October 10, 2007, the underwriters exercised the full amount of their over-allotment option for an additional 1,800,000 Units, which closed on October 15, 2007. The exercise of the over-allotment generated additional net proceeds of approximately $16,740,000, which, together with $540,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. After consummation of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate amount of $134,830,000 was deposited in the Trust Account, which consisted of aggregate net proceeds of approximately $128,030,000 from the Offering and the over-allotment, plus $3,990,000 in deferred underwriting discounts and commissions and $3,250,000 of proceeds from the Private Placement, but net of the proceeds from the offering held outside the Trust Account. Each Unit consists of one share of the Company’s common stock , par value $0.0001 per share (the “Common Stock”) and one warrant to purchase one share of Common Stock (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 commencing on the later of the completion of an initial Business Combination and 15 months from the October 3, 2007 and expiring five years from October 3, 2007. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of a Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Offering and over-allotment, the Company paid Citigroup Global Markets Inc. and William Smith Securities, the underwriters of the Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3% of the gross proceeds ($3,990,000) is held in the Trust Account and payable only upon the consummation of a business combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. Additionally, Kanders & Company, an affiliate of Warren B. Kanders, one of the Company’s directors, purchased 500,000 Units in the Offering. The Company received the entire aggregate gross proceeds from this purchase and the underwriters did not receive any underwriting discounts or commissions on these Units.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

Simultaneously with the consummation of the Offering, certain of the Company’s affiliates purchased the Sponsor’s Warrants at a purchase price of $1.00 per Sponsor Warrant, in a private placement. The proceeds of $3,250,000 were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them subject to (limited exceptions), until after the completion of an initial Business Combination. The purchase price of the Private Placement Warrants approximates the fair value of such warrants.

The Founders and the holders of the Sponsors’ Warrants and Co-Investment Units (as described in Note 4 below) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. At any time and from time to time on or after the date that is 30 days after the Company consummates a Business Combination, the holders of a majority-in-interest of the Founders’ Units (and underlying securities), the Sponsors’ Warrants (and underlying securities) or the Co-Investment Units (and underlying securities) may make a written demand that the Company register such securities under the Securities Act of 1933, as amended. The Company is not obligated to effect more than an aggregate of two such demand registrations. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

3. Deferred Offering Costs

Deferred offering costs consist principally of legal and other fees incurred through the balance sheet date that are directly related to the Offering and that were charged to the stockholders’ equity upon the closing of the Offering.

4. Notes Payable, Affiliates of Stockholders

The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two affiliates of the Founders on April 30, 2007. The notes were non-interest bearing and were payable on the earlier of April 30, 2008 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximated their carrying amount. On October 9, 2007, the Company repaid the notes in full.

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by two affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements that the Founders entered into with the Company and the underwriters, the Founders waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Certain of the Company’s affiliates have agreed to purchase a total of 1,000,000 units (“Co-Investment Units”) at a price of $10 per unit (an aggregate price of $10,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These Co-Investment Units will be identical to the units sold in the Offering. The purchasers have agreed that the Co-Investment Units will not be sold, transferred, or assigned (subject to limited exceptions) until at least one year after the completion of the Business Combination.

The Founders and the holders of the Sponsors’ Warrants (or underlying securities) and the holders of the Co-Investment Units (or underlying securities) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. For a description of such registration rights agreement see Part I, Note 2 of this Form 10-Q.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7. Common Stock

Effective July 16, 2007, the Company’s Board of Directors authorized a unit dividend of 0.15 units for each outstanding unit. Effective October 3, 2007, the Company’s Board of Directors authorized a unit dividend of 0.2 units for each outstanding unit. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

Highlands Acquisition Corp.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in this Form 10-Q and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on April 26, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses (“Business Combination”). Our efforts in identifying a prospective target business are not limited to a particular industry, although we intend to focus our search for target businesses in the healthcare industry. The healthcare industry encompasses all healthcare service companies, including, among others, managed care companies, hospitals, healthcare system companies, physician groups, diagnostic service companies, medical device companies and other healthcare-related entities. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period from April 26, 2007 (inception) to September 30, 2007, we had a net loss of $7,455 consisting of formation and general and administrative expenses. General and administrative expenses primarily consisted of directors and officers liability insurance and formation costs.

Financial Condition and Liquidity

On October 9, 2007 we consummated our initial public offering of 12,000,000 units and the private placement of 3,250,000 warrants (the “Sponsors’ Warrants”) to our founders and affiliates of our founders and on October 15, 2007 we closed on the exercise of the underwriters over-allotment option for an additional 1,800,000 units, resulting in aggregate gross proceeds from our initial public offering (including the over-allotment option) and the private placement of the Sponsors’ Warrants of $141,250,000. We paid or incurred a total of $5,320,000 in underwriting discounts and commissions (not including $3,990,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $654,000 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $3,250,000 from the sale of the Sponsor’ Warrants to us from the offering were approximately $131,286,000, and an amount of $134,830,000 was deposited into a trust account (the “Trust Account”) at Morgan Stanley with Continental Stock Transfer & Trust as trustee. We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Warrants to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through October 3, 2009, assuming that a business combination is not consummated during that time.

Highlands Acquisition Corp.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We expect our primary liquidity requirements during this period to include:

• $950,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

• $330,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing stockholders;

• $195,000 of expenses in legal and accounting fees relating to our Security and Exchange Commission (“SEC “) reporting obligations;

• $240,000 for the administrative fee payable to Kanders & Company and Ivy Capital Partners, each an affiliate of certain of our officers and directors, ($10,000 per month for twenty four months); and

• $885,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $150,000 for director and officer liability insurance premiums.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 3, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Kanders & Company and Ivy Capital Partners, of $10,000 per month for office space, administrative and support services. In addition, in April 2007, Kanders & Company and Ivy Capital Partners advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuation in interest rates.

As of October 15, 2007, approximately $130,830,000 (excluding $3,990,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $3,990,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests solely in short-term securities issued or guaranteed by the United States Government.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Highlands Acquisition Corp.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the third quarter ended September 30, 2007 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Highlands Acquisition Corp.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending nor, to our knowledge, threatened against us.

ITEM 1A. RISK FACTORS

RISK FACTORS

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed development stage company with limited operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until October 3, 2009 in which to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Articles Sixth and Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, a business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless, if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months from October 3, 2007 in which to complete a business combination. We have no obligation to return funds to public stockholders prior to the expiration of such 24 month period unless we consummate a business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, public stockholders funds may be unavailable to them until such date.

Highlands Acquisition Corp.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5.0 million because of the consummation of our initial public offering and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of our initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units are immediately tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination and because of our limited resources and structure, it may be more difficult for us to consummate a business combination.

In identifying, evaluating and selecting a target business for a business combination, we expect to encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses. Furthermore:

• our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

• our obligation to convert into cash up to 30% minus one share of the shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

• our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

• the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination and, because we are subject to competition from entities seeking to consummate a business plan similar to ours, we cannot assure you that we will be able to effectuate a business combination within the required time period.

If the net proceeds of our initial public offering not being held in the trust account plus the interest earned on the funds held in the trust account that may be available to us are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Highlands Acquisition Corp.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $500,000 will be available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital of up to $2.1 million which we will need to identify one or more target businesses and to complete our initial business combination, as well as the funds required to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.77 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute waiver agreements. Furthermore, there is no guarantee that, even if an entity executes a waiver agreement with us, it will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of a waiver agreement.

Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.77 due to claims of creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in the trust account to our public stockholders, Kanders & Company and Ivy Capital Partners have agreed that they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if a vendor or prospective target business does not execute a valid and enforceable waiver. Because we will seek to have all vendors and prospective target businesses execute waiver agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Kanders & Company and Ivy Capital Partners having any such obligations is minimal. Notwithstanding the foregoing, we have reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $9.77, plus interest, due to such claims.

Highlands Acquisition Corp.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $9.77 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete a business combination within the required time period, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make provisions as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of this offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage after the consummation of this offering and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As a result, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 24 months from October 3, 2007, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Highlands Acquisition Corp.

An effective registration statement may not be in place when a warrant holder desires to exercise warrants, thus precluding such warrant holder from being able to exercise warrants and causing the warrants to expire worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise a warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants as of the date the warrants become exercisable and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. We will not be required to net cash settle the warrants if we do not maintain a current prospectus. In such event, the warrants held by public stockholders may have no value, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

A warrant holder will only be able to exercise a warrant if the issuance of common stock upon the exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon an exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the common stock issuable upon exercise of the warrant is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We have been advised that certain provisions contained in our amended and restated certificate of incorporation may not be enforceable under Delaware law. This could reduce or eliminate the protection afforded to our stockholders by such provisions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

• prior to the consummation of any business combination, we shall submit the business combination to our public stockholders for approval regardless of whether the business combination is of a type which normally would require stockholder approval under the Delaware General Corporation Law; in the event that a majority of the shares held by public stockholders present and entitled to vote at the meeting to approve the business combination are voted for the approval of the business combination and an amendment to our certificate of incorporation to provide for our perpetual existence is approved we will consummate the business combination; provided that we will not consummate any business combination if the holders of 30% or more of the shares sold in this offering vote against the business combination and exercise their conversion rights;

Highlands Acquisition Corp.

 • upon consummation of our initial public offering, we delivered, or cause to be delivered, for deposit into the trust account $134,830,000, comprised of (i) $131,580,000 of the net proceeds, including $3,990,000 in deferred underwriting discounts and commissions, and (ii) $3,250,000 of the proceeds from our issuance and sale in a private placement of 3,250,000 sponsors’ warrants issued to certain of our officers and directors or affiliates of our officers and directors;

 • in the event that a business combination is approved and is consummated, any public stockholder holding shares of common stock issued in our initial public offering who voted against the business combination may, contemporaneously with such vote, demand that we convert his, her or its shares into cash; if so demanded, we shall, promptly after consummation of the business combination, convert such shares into cash;

• in the event that we do not consummate a business combination within the required time period, all amounts in the trust account (including deferred underwriting discounts and commissions) plus any other net assets outside of the trust account not used for or reserved to pay obligations and claims or other corporate expenses relating to or arising from our liquidation, shall be distributed on a pro rata basis to our public stockholders; only public stockholders shall be entitled to receive liquidating distributions and we will pay no liquidating distributions with respect to any other shares of capital stock;

• a public stockholder shall be entitled to receive distributions from the trust account only in the event of our liquidation or in the event he, she or it demands conversion in connection with a vote against a business combination; in no other circumstances shall a public stockholder have any right or interest of any kind in or to the trust account;

• unless and until we have consummated an initial business combination, we may not consummate any other business combination, whether by merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination or transaction or otherwise;

• we will continue in existence only until October 3, 2009; if we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating; we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination;

• we will consummate our initial business combination only if (i) the initial business combination is approved by a majority of votes cast by our public shareholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock, and (iii) we have confirmed that we have sufficient cash resources to pay both (x) the consideration required to close our initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights; and

• our Board of Directors may not in any event issue any securities convertible into common stock, shares of common stock or preferred stock prior to an initial business combination that participates in or is otherwise entitled in any manner to any of the proceeds in the trust account or votes as a class with the common stock on an initial business combination.

Our amended and restated certificate of incorporation provides that until the consummation of our initial business combination, the above requirements and restrictions will not be amended. We have been advised that such provisions limiting our ability to amend our certificate of incorporation may not be enforceable under Delaware law. Accordingly, if an amendment were proposed and approved, it could reduce or eliminate the protection afforded to our public stockholders by these requirements and restrictions. However, we view these provisions as obligations to our stockholders and have agreed not to take any action to amend or waive these provisions.

Highlands Acquisition Corp.

Since we have not yet selected a particular industry or target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search for target businesses in the healthcare industry, we may consummate a business combination with a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire or that the price we are paying for the business is fair to our stockholders from a financial point of view.

We may not seek an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions). We are only required to obtain an opinion if (i) our Board of Directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion or (ii) we are acquiring a target business that is an affiliate of a member of our management team. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our stockholders from a financial point of view unless the target is affiliated with our officers, directors, founders or their affiliates. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors.

We may issue shares of our capital stock or debt securities to complete a business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 16,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the founders’ warrants and sponsors’ warrants but without taking into account the 1,000,000 co-investment units) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

• may significantly reduce the equity interest of our stockholders;

• may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

• may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

Highlands Acquisition Corp.

• may, in certain circumstances, have the effect of delaying or preventing a change of control of us; and

• may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

• default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

• our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control, such as that public stockholders owning 30% or more of our shares vote against the business combination and opt to have us convert their shares for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts and time commitments of our management team, and our ability to be successful after a business combination may be dependent upon the efforts of our management team and key personnel who may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our management team. We believe that our success depends on the continued service and time commitments of these individuals, at least until we have consummated a business combination. We cannot assure you that these individuals will remain with, or devote sufficient time to, us for the immediate or foreseeable future. In addition, these individuals are engaged in, or anticipate, in the future, becoming engaged in, several other business endeavors and none of them is required to commit any specified amount of time to our affairs. If the other business endeavors of these individuals require them to devote substantial amounts of time, it could limit their ability to devote time to our affairs, including the time necessary to identify potential business combinations and monitor the related due diligence, and could have a negative impact on our ability to consummate a business combination. We cannot assure you that any conflicts of interest that these individuals may have in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, will be resolved in our favor. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of one or more members of our management team could have a detrimental effect on us.

Highlands Acquisition Corp.

The role of our management team and key personnel from the target business cannot presently be ascertained. Although some of our management team may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Some of our officers and directors are now, and our other officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, have or may have fiduciary or other obligations to these other entities which could create conflicts of interest, including in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us, including Clarus Corporation, a publicly traded company with no current operating business, net operating loss carryforwards of approximately $223 million and approximately $85 million of cash and cash equivalents. Additionally, our officers and directors may in the future become affiliated with entities, including, among others, ‘‘blank check’’ companies, public companies, hedge funds, private equity funds, venture capital funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, our officers and directors have agreed, pursuant to agreements with us and Citigroup Global Markets Inc., that they will not organize or become involved in any other blank check company with a focus on acquiring a target business in the healthcare industry until we consummate our initial business combination. Notwithstanding the foregoing, our officers and directors are not restricted from (i) investing in, or acquiring, directly or indirectly, the securities of any company listed on a national securities exchange (including, without limitation, NASDAQ), even if such company is engaged in the healthcare industry, (ii) organizing, promoting or becoming involved with blank check companies that do not have a focus of acquiring a target business in the healthcare industry or (iii) organizing, promoting or becoming involved with other investment vehicles having a business plan of acquiring a healthcare business with which they do not have a pre-existing disclosed relationship. Warren B. Kanders, through Kanders & Company, sponsored Kanders Acquisition Company, Inc., a new blank check company. Mr. Kanders has been named a director and officer of, and Messrs. Baratelli and Julien have been named officers of, such new blank check company. Accordingly, there may be circumstances where a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully consummate a business combination.

Highlands Acquisition Corp.

The obligation of our officers and directors to present a business opportunity to us which may be reasonably required to be presented to us under Delaware law is limited and may be subject to pre-existing fiduciary or other obligations that our officers and directors may owe to other companies. Consequently, we cannot assure you that our officers and directors will ever present a business combination opportunity to us.

In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and non-independent directors have agreed, until the earliest of our consummation of a business combination, our liquidation or until such time as he ceases to be a director or officer, to present to us for our consideration, prior to presentation to any other person or entity, any business opportunity to acquire a privately held operating business, if, and only if (i) the target entity has a fair market value between 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) and $500 million, the target entity’s principal business operations are in the healthcare industry and the opportunity is to acquire substantially all of the assets or 50.1% or greater of the voting securities of the target entity or (ii) the target entity’s principal business operations are outside of the healthcare industry and the opportunity to acquire such target entity is presented by a third party to one of our officers or non-independent directors expressly for consideration by us. With respect to all business opportunities, including those described in clause (i), but excluding those described in clause (ii) above, the obligation of our officers and non-independent directors to present a business opportunity to us which may be reasonably required to be presented to us under Delaware law is subject to any pre-existing fiduciary or other obligations that the officer or non-independent director may owe to another entity. Our Board of Directors has adopted resolutions renouncing any interest in or expectancy to be presented any business opportunity outside of those described in clauses (i) and (ii) above (as qualified by the immediately preceding sentence) that comes to the attention of any of our officers or non-independent directors. Neither this agreement by our officers and non-independent directors nor the resolutions may be amended or rescinded in any way except upon prior approval by the holders of a majority of our outstanding shares of common stock.

Certain of our officers and non-independent directors are executive officers and/or directors of other companies. As a result, with respect to all business opportunities, including those described in clause (i), but excluding those described in clause (ii) above, the obligation of our officers and non-independent directors to present a business opportunity to us which may be reasonably required to be presented to us under Delaware law is subject to the pre-existing fiduciary or other obligations that our officers and non-independent directors may owe to such other companies. Consequently, we cannot assure you that our officers and non-independent directors will ever present a business combination opportunity to us.

In addition, although we do not expect our independent directors to present business opportunities to us, they may become aware of business opportunities that may be appropriate for presentation to us. In such instances they may determine to present these business opportunities to other entities with which they are or may be affiliated, in addition to, or instead of, presenting them to us.

One of our directors, who is also a member of our Investment Committee, and two of our officers who will be involved in the evaluation of a potential business combination for us are also a director and officers of a new blank check company and, if we reject a potential business combination, such new blank check company could be offered such potential business combination.

Mr. Kanders is a director of our company and a member of our Investment Committee and Messrs. Baratelli and Julien are officers of our company, as such, each will be involved in identifying and evaluating prospective acquisition candidates, selecting potential target businesses, and structuring, negotiating and consummating an acquisition. Mr. Kanders is also a principal stockholder of the sponsor of, and a director and officer of, Kanders Acquisition Company, Inc. , new blank check company and Messrs. Baratelli and Julien are also officers of such new blank check company that may, subject to, among other things, market conditions, move forward with an initial public offering of its securities. This new blank check company has agreed that it will not seek or acquire a target business in the healthcare industry unless and until we have completed our initial business combination or have liquidated. If a potential business combination is presented to us and we decide not to proceed with such business combination for any reason, such business combination could be presented by Messrs. Kanders, Baratelli or Julien to the new blank check company for which they serve as a director or an officer, as applicable.

Highlands Acquisition Corp.

The founders have waived their rights to participate in liquidation distributions with respect to the founders’ common stock and founders’ warrants and sponsors’ warrants and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The founders have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate a business combination. Accordingly, the founders’ common stock and founders’ warrants, as well as the sponsors’ warrants, and any other warrants purchased by our officers or directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers who own founders’ common stock or warrants (or are affiliated with owners of these securities) may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange, however we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our securities;

• a reduced liquidity with respect to our securities;

• a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

• a limited amount of news and analyst coverage for our company; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering and the private placement of the sponsors’ warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our business combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, or

Highlands Acquisition Corp.

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of the sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We will likely seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us including the lack of available information about these companies.

In pursuing our acquisition strategy, we will likely seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders or Mr. Kanders with respect to the shares of common stock underlying the 500,000 units his affiliate purchased in our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. A public stockholder must both vote against the business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the aggregate amount then on deposit in the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may proceed with a business combination even if public stockholders owning 4,139,999 of the shares sold in our initial public offering exercise their conversion rights. This requirement may make it easier for us to have a business combination approved over stockholder dissent.

We may proceed with a business combination as long as public stockholders owning less than 30% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights. Accordingly, public stockholders holding up to 4,139,999 shares of our common stock may both vote against the business combination and exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of stockholders holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to have a business combination approved over a stockholder dissent. While there are a few other offerings similar to ours which include conversion provisions greater than 20%, the 20% threshold is common for offerings similar to ours. Because we permit a larger number of stockholders to exercise their conversion rights, it will reduce the requirement to consummate an initial business combination with a target business which you may vote against, making it easier for us to have a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Highlands Acquisition Corp.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Our founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders (including all of our officers and directors) collectively own approximately 23.3% of our issued and outstanding shares of common stock. None of our founders, officers, directors or their affiliates has indicated any intention to purchase additional units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders, officers, directors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. In addition, Kanders & Company and the Ivy Affiliates have agreed to purchase 1,000,000 units from us in a private placement that will occur immediately prior to the consummation of our initial business combination. The holders of these units may vote the shares of common stock included therein in any manner they choose (except they have agreed to vote such shares in favor of our initial business combination in connection with a vote on our proposed initial business combination). Accordingly, they may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Warren B. Kanders, Russell F. Warren, Jr., two members of our Board of Directors, and our founders have entered into a stockholders agreement that will continue to be in effect for a period of three years after our initial business combination. If a party to the agreement or an affiliate thereof is nominated to serve as a director, all of the parties to the agreement have agreed to vote in favor of the nominee. Since the parties to the agreement currently hold or have voting control over approximately 23% of our outstanding common stock, and will be purchasing the co-investment units, these parties will have significant influence in electing our directors.

Our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ Board of Directors, only a minority of the Board of Directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of a business combination.

Highlands Acquisition Corp.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We have issued warrants to purchase 13,800,000 shares of common stock as part of the units sold in our initial public offering. We also have sold the founders’ warrants as part of the founders’ units to purchase 3,450,000 shares of common stock, the sponsors’ warrants to purchase 3,250,000 shares of common stock and may sell 1,000,000 co-investment units, which include 1,000,000 co-investment warrants to purchase 1,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. These warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience a substantial dilution of your holdings.

If our founders or the purchasers of the sponsors’ warrants or co-investment units exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of the founders’ common stock and warrants at any time commencing 30 days after we consummate a business combination. Additionally, purchasers of the sponsors’ warrants are entitled to demand that we register the resale of their warrants and underlying shares of common stock at any time commencing 30 days after we consummate a business combination. The purchasers of the co-investment units are entitled to demand that we register the resale of their co-investment units and underlying securities at any time commencing 30 days after we consummate a business combination. We will bear the cost of registering these securities. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 4,450,000 shares of common stock and 7,700,000 warrants (as well as 7,700,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

• rules and regulations or currency conversion or corporate withholding taxes on individuals;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• challenges in collecting accounts receivable;

Highlands Acquisition Corp.

• cultural and language differences;

• employment regulations;

• crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

• deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

• registration as an investment company;

Highlands Acquisition Corp.

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete a business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to the Healthcare Industry

Business combinations with companies with operations in the healthcare industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks:

The healthcare industry’s highly competitive market and our inability to compete effectively could adversely affect our business prospects and results of operations.

Our target businesses may operate in highly competitive markets against both large and small companies. Our target business may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to our target business, many of the competitors may have:

Highlands Acquisition Corp.

• greater financial and other resources;

• more widely accepted products;

• a larger number of endorsements from healthcare professionals;

• a larger product portfolio;

• superior ability to maintain new product flow;

• greater research and development and technical capabilities;

• patent portfolios that may present an obstacle to the conduct of our business;

• stronger name recognition;

• larger sales and distribution networks; and

• international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping our products manufactured in the United States to international customers.

Accordingly, we may be at a competitive disadvantage with respect to our competitors. These factors may materially impair our ability to develop and sell our products following our business combination.

If our target business cannot develop or license new products or product enhancements or find new applications for existing products, we will not remain competitive.

Companies operating in the healthcare market must continually develop innovative new products before the competition renders those products obsolete. Our success and our ability to increase revenues following a business combination will depend, in part, on our ability to develop, license, acquire and distribute new and innovative products, enhance our existing products with new technology and find new applications for our existing products. However, we may not be successful in developing or introducing new products, enhancing existing products or finding new applications for our existing products. We also may not be successful in manufacturing, marketing and distributing products in a cost-effective manner, establishing relationships with marketing partners, obtaining coverage and satisfactory reimbursement for our future products or product enhancements or obtaining required regulatory clearances and approvals in a timely fashion or at all. If we fail to keep pace with continued new product innovation or enhancement or fail to successfully commercialize our new or enhanced products, our competitive position, financial condition and results of operations could be materially and adversely affected.

In addition, if any of our new or enhanced products contain undetected errors or defects, especially when first introduced, or if new applications that we develop for existing products do not work as planned, our ability to market these and other products could be substantially delayed, and we could ultimately become subject to product liability litigation, resulting in lost revenues, potential damage to our reputation and/or delays in regulatory clearance. In addition, obtaining approval and acceptance of our products by physicians, physical therapists and other professionals that recommend and prescribe our products could be adversely affected.

Sales revenue may decline if third-party distributors and independent sales representatives do not dedicate a sufficient level of marketing energy and focus to the products produced by our target business.

Companies in the healthcare industry often utilize third-party distributors and independent sales representatives to distribute product. These third-party distributors and independent sales representatives maintain the relationships with the hospitals, doctors, and other healthcare professionals that purchase, use and recommend the use of products and services. Some of the independent sales representatives that sell our target business’ product may also sell our competitors’ products. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and retain third-party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third-party distributors and sales representatives that market and sell our products, or if our existing third-party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

Highlands Acquisition Corp.

If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

Unanticipated problems may arise in connection with the development of new products or technologies, and many such efforts may ultimately be unsuccessful. In addition, the testing or marketing of products may require obtaining government approvals, which may be a lengthy and expensive process with an uncertain outcome. Delays in commercializing products may result in the need to seek additional capital, potentially diluting the interests of investors. These various factors may result in abrupt advances and declines in the price of our securities and, in some cases, may have a broad effect on the prices of securities of companies in the healthcare industry generally.

Healthcare reform, managed care and buying groups have exerted downward pressure on the prices of healthcare products and services.

Healthcare reform and the healthcare industry’s response to rising costs have resulted in a significant expansion of managed care organizations and buying groups. This growth of managed care and the advent of buying groups in the United States has caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our target business’ failure to obtain new preferred supplier commitments from major group purchasing organizations or its failure to retain existing preferred supplier commitments could adversely affect the company’s sales and profitability.

Healthcare products are subject to recalls even after receiving FDA or foreign regulatory clearance or approval.

Products and therapeutics are subject to ongoing reporting regulations that require companies to report to the FDA or similar governmental authorities in other countries if a product causes, or contributes to, death or serious injury, or if it malfunctions and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require a company to recall its product in the event of material deficiencies or defects. In addition, companies with a defective product may voluntarily recall their product even in the absence of government intervention. Any recall would divert managerial and financial resources and could harm our target business’ reputation with its customers and with the healthcare professionals that use, prescribe and recommend our products. Our target business could have product recalls that result in significant costs to us in the future, and such recalls could have a material adverse effect on our business.

Companies who lose patent protection or inadvertently reveal trade secrets may lose market share to competitors and may not be able to operate profitably.

Companies in the healthcare industry rely upon a combination of patents, trade secrets, copyrights, trademarks, license agreements and contractual provisions to establish and protect the intellectual property rights in their products and the processes for the development, manufacture and marketing of their products. If non-patented trade secrets are revealed to the public, our competitors could utilize the information to create their own products that incorporate our target business’ intellectual property. In addition, our target business’ patents could be circumvented, invalidated or declared unenforceable. Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. We could also incur substantial costs in any such proceedings. In addition, our target business may hold patent and other intellectual property licenses from third parties for some of our business’ products and on technologies that are necessary in the design and manufacture of some of our business’ products. The loss of such licenses could prevent us from manufacturing, marketing and selling these products, which could have a material adverse effect on our business.

Highlands Acquisition Corp.

Patent litigation may affect a healthcare company’s operational and financial results even if the company ultimately prevails.

Litigation involving patents and other intellectual property rights is common in the healthcare industry, and healthcare companies have used intellectual property litigation in an attempt to gain a competitive advantage. Our target business may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If our target business loses any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have a material adverse effect on our business and results of operations and financial condition.

Our target business may expand into new markets through the development of new products and our expansion may not be successful.

Our target business may attempt to expand into new markets through the development of new product applications based on the company’s existing specialized technology and design capabilities. These efforts could require it to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of its business. Expansion into new markets may be costly and may not result in any benefit to our target business. Specific risks in connection with expanding into new markets include the failure of customers in new markets to accept our products and price competition in new markets. Such expansion efforts into new markets could be unsuccessful.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare companies are consolidating to create larger companies. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. In addition, many of our potential target business’ customers are also consolidating, and these customers and other industry participants may try to use their purchasing power to negotiate price concessions or reductions for the products that our target business manufactures and markets. If our target business is forced to reduce its prices because of consolidation in the healthcare industry, the company’s revenues could decrease, and its business, financial condition and results of operations could be adversely affected.

Companies in the healthcare industry are often subject to environmental and health and safety requirements, and may be liable for contamination or other harm caused by hazardous materials that they use.

Companies in the healthcare industry often utilize hazardous materials to manufacture their products. These materials are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials and related occupational health and safety regulations. Our target business could incur liability as a result of any contamination or injury and could also be held responsible for costs relating to any contamination of its facilities and third-party waste disposal sites. Our target business could incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a material adverse effect on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our target company’s business or third party sites might require it to make additional expenditures, which could be material.

Highlands Acquisition Corp.

Changes in government regulation of health insurance could negatively affect our business prospects.

Several states have recently enacted or are considering legislative initiatives intended to provide healthcare insurance for all individuals. Similarly, some of the leading candidates running for President of the United States in the Democratic and Republican parties have announced that they intend to make healthcare insurance reform a major part of their respective platforms. It is too early to understand the specific provisions that are being proposed or assess the likelihood that they will be enacted. Nonetheless, there may be legislative or regulatory changes at the state or federal level that could negatively affect (i) our ability to make an acquisition or (ii) after an acquisition, the business prospects of such an acquisition. If we are unable to comply with governmental regulations affecting the healthcare industry, it could negatively affect our operations.

There is extensive government regulation of certain healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely affect certain sections of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

Highlands Acquisition Corp.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2007 we consummated our initial public offering of 12,000,000 units and on October 15, 2007 we closed on the exercise of the underwriter’s over-allotment option for an additional 1,800,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $7.50 per share. Each warrant will become exercisable upon the later to occur of the completion of our initial Business Combination or 15 months from October 3, 2007 and expiring five years from the October 3, 2007. We may redeem the warrants while the warrants are exercisable, at a price of $.01 per warrant, upon 30 days’ notice if the last sales price of our common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $138,000,000. The initial public offering was led by Citi, acting as sole book-running manager and Wm Smith & Co. as co-manager. The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-143599). The Securities and Exchange Commission declared the registration statement effective on October 3, 2007.

We paid a total of $5,320,000 in underwriting discounts and commissions (not including $3,990,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $654,000 for other costs and expenses related to the offering and the over-allotment option.

On October 9, 2007, simultaneously with the consummation of our initial public offering, we completed a private placement of 3,250,000 warrants at a price of $1.00 per warrant, generating gross proceeds of $3,250,000. These warrants were purchased by (i) Kanders & Company, Inc., Ivy Healthcare Capital II, L.P., and Fieldpoint Capital, L.L.C., each of which is an affiliate of certain officers and directors of our Company; and (ii) Robert W. Pangia, our Chief Executive Officer, Dennis O’Dowd and Virgilio Rene Veloso, each of which is an existing stockholder of our Company. The warrants sold in the private placement are identical to the warrants included in the units sold in our initial public offering, except that, if we call the warrants for redemption, the warrants sold in the private placement will not be redeemable by us so long as they are held by these purchasers or their permitted transferees. The purchasers of the warrants sold in the private placement have agreed that these warrants will not be transferred, assigned or sold by them (except in limited situations) until after we have completed our initial Business Combination.

After deducting the underwriting discounts and commissions and the offering expenses, our net proceeds from our initial public offering were approximately $131,286,000, and an amount of $130,840,000, including $3,250,000 in connection with the private placement of the Sponsors’ Warrants and $3,990,000 in deferred underwriting discounts and commissions, was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering and the private placement of the Sponsors’ Warrants, see Part I, Note 2 of this Form 10-Q.

Highlands Acquisition Corp.

ITEM 6: EXHIBITS

    (a) Exhibits:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-Laws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.1	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Russell F. Warren, M.D.**
10.2	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Robert W. Pangia.**
10.3	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Philip A. Baratelli.**
10.4	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Gary M. Julien.**
10.5	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Warren B. Kanders.**
10.6	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Russell F. Warren, Jr.**
10.7	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Leslie D. Michelson.**
10.8	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and William V. Campbell.**
10.9	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and William Forrester Owens.**
10.10	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Michael A. Henning.**
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.12	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.**
10.13	Form of Letter Agreement between Kanders & Company Inc., Ivy Capital Partners Management, LLC and Registrant regarding administrative support.**
10.14	Form of Promissory Note issued to each of Kanders & Company Inc. and Ivy Capital Partners Management, LLC.**
10.15	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.**
10.16
Form of Sponsors’ Warrant Subscription Agreements among the Registrant, Graubard Miller and each of Kanders & Company, Ivy Healthcare Capital II, L.P., Robert W. Pangia, Dennis W. O’Dowd, Virgilio Rene Veloso and Fieldpoint Capital, LLC.**

10.17
Form of Co-Investment Subscription Agreements among the Registrant and each of Kanders & Company Inc., Healthcare Capital II, L.P., Robert W. Pangia, Dennis W. O’Dowd, Virgilio Rene Veloso and Fieldpoint Capital, LLC.**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Highlands Acquisition Corp.
________________
*	Previously filed as an Exhibit to Highlands Acquisition Corp.’s Current Report on Form 8-K, filed with the Commission on October 10, 2007, and incorporated herein by reference.
**
Previously filed in connection with amendment number 1 to Highland Acquisition Corp.’s registration statement on Form S-1 (File No. 333-143599), filed with the Commission on August 7, 2007, and incorporated herein by reference.

***
Previously filed in connection with amendment number 2 to Highland Acquisition Corp.’s registration statement on Form S-1 (File No. 333-143599), filed with the Commission on August 31, 2007, and incorporated herein by reference.

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: November 16, 2007

/s/Robert W. Pangia
Robert W. Pangia,
Chief Executive Officer
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer)