Form 10-K
period 2007-12-31
Highlands Acquisition Corp
filed 2008-03-24
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 001-33681

HIGHLANDS ACQUISITION CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8924044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Paragon Drive, Suite 125
Montvale, New Jersey	07645
(Address of principal executive offices)	(Zip Code)

(201) 573-8400
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common stock, par value $.0001 per share, and one Warrant	American Stock Exchange

Common Stock, par value $.0001 per share	American Stock Exchange

Warrants, each exercisable for one share of Common Stock	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 13, 2008, as reported on the American Stock Exchange was approximately $124,705,742. The registrant consummated its initial public offering of units, with each unit consisting of one share of common stock, par value $.0001 per share, and one warrant exercisable for one share of common stock, on October 9, 2007. Consequently, the registrant is not able to provide information about the market value of its voting or non-voting common equity held by non-affiliates as of the end of the second quarter of 2007.

In determining the market value of the voting and non-voting common equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding at March 13, 2008 was 17,250,000 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's 2007 fiscal year end are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Forward-Looking Statements

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Highlands Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons, including our founders, in, or subsequent to, our initial public offering, provided that our founders’ status as “public stockholders” shall only exist with respect to those securities so purchased.

PART I

ITEM 1. Business

Introduction

We were formed on April 26, 2007, as a blank check corporation for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will not be limited to a particular industry although we initially intend to focus our search for a target business in the healthcare industry.

The healthcare industry encompasses all healthcare service companies, including among others, managed care companies, hospitals, healthcare system companies, physician groups, diagnostic service companies, medical device companies and other healthcare-related entities.

A registration statement for our initial public offering was declared effective on October 3, 2007. On October 9, 2007, we sold 12,000,000 units in our initial public offering, and on October 15, 2007, the underwriters for our initial public offering purchased an additional 1,800,000 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or January 3, 2009, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 3, 2012, unless earlier redeemed. Simultaneously with the consummation of our initial public offering, we completed a private placement of 3,250,000 warrants, which we refer to as the sponsors’ warrants, at a price of $1.00 per warrant, generating gross proceeds of $3,250,000. The sponsors’ warrants were purchased by (i) Kanders & Company, Inc., Ivy Healthcare Capital II, L.P., and Fieldpoint Capital, L.L.C., each of which is an affiliate of certain officers and directors of the Company; and (ii) Robert W. Pangia, the Company’s Chief Executive Officer, Dennis W. O’Dowd and Virgilio Rene Veloso, each of which is an existing stockholder of the Company. The sponsors’ warrants are identical to the warrants included in the units sold in our initial public offering except that if we call the warrants for redemption, the sponsors’ warrants will not be redeemable by us so long as they are held by these purchasers or their permitted transferees. The purchasers of the sponsors’ warrants have agreed that these warrants will not be transferred, assigned or sold by them (except in limited situations) until after we have completed our initial business combination. In addition, Kanders & Company, Robert W. Pangia, Ivy Healthcare Capital II, L.P., Dennis W. O’Dowd, Virgilio Rene Veloso and Fieldpoint Capital LLC have agreed to purchase an aggregate of 1,000,000 units, which we refer to as the co-investment units, at a price of $10.00 per unit ($10.0 million in the aggregate) in a private placement that will occur immediately prior to the consummation of our initial business combination.

We received net proceeds of approximately $135.3 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants. Of those net proceeds, approximately $3.99 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the section appearing elsewhere in this Annual Report on Form 10-K entitled “Selected Financial Data.”

Business Strategy

Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our search for target businesses in the healthcare industry. Accordingly, although our management’s expertise is primarily in the healthcare industry, if we are presented with an opportunity in another industry that would be in our stockholders’ best interests, we may pursue that opportunity. We have not established any specific time or monetary amounts that would cause us to shift our focus from the healthcare industry. Rather, we will consider all potentially attractive business opportunities that we locate or are presented to us.

We believe the healthcare industry represents an attractive environment for our management team to complete a business combination which will serve as a platform for future growth. According to publicly available information from the Centers for Medicare and Medicaid Services, or CMS, spending on healthcare in the United States was approximately $2.1 trillion in 2006, or approximately 16.0% of the 2006 United States gross domestic product, or GDP. A report by the CMS, Office of the Actuary National Health Statistics Group, ‘‘National Health Expenditure Projections 2007-2017’’, indicates that national healthcare spending is projected to grow on average 6.7% per year through 2017, when it is expected to reach nearly $4.3 trillion. As evidenced by the projected increase in healthcare spending as a percentage of GDP from 16.0% in 2006 to an expected 19.5% in 2017 (set forth in the same report), we anticipate that the United States will continue to spend substantially, and at an accelerated rate, on healthcare products and services, driven largely by demographic trends and rapid advancement in technology.

Healthcare Industry Trends

We believe that the healthcare industry represents an attractive target for our investment focus based on several key trends driving growth, including:

•
Demographic Shift to an Elderly Population. According to the U.S. Census Bureau publication ‘‘65+ in the United States: 2005,’’ the size of the elderly population, the segment with the largest per capita usage of healthcare services, is increasing more rapidly than the rest of the population in the United States. According to this report, due to the aging baby boomer generation, the percentage of the U.S. population aged 65 and older is expected to grow from 12.4% in 2000 to 13.0% in 2010 and to 19.6% by 2030. By 2050, the population segment aged 65 and older will total approximately 80 million individuals. In addition, according to the National Center for Health Statistics of the Centers for Disease Control (‘‘Health, United States, 2006’’), the average life expectancy in the United States increased from 75.4 years in 1990 to 77.8 years in 2004. We believe that as life expectancy increases, the industry will experience increased demand for medical products that help the elderly maintain an active lifestyle. Those over 65 years old have generated the highest healthcare costs compared to any other demographic group and are expected to be a major contributor to an increasing level of expenditure for healthcare products and services.

•
Rapid Development of New Healthcare Technologies and Services. New medical devices, therapeutics and services are being developed at an accelerated rate, driven by advancements in new biomaterials, genomics and proteomics, and information technology. Our management believes that the rapid pace of innovation will continue to expand the scope, practice and delivery of medicine and, in the process, create new market entrants, leaders and opportunities.

•
Consumerism. Our management believes that individual consumers, once passive participants in the healthcare process, have become increasingly proactive in recent years, driving increased demand for services and leading to additional spending. They are challenging health plans that deny treatments, opting for plans that provide enhanced choices, demanding information about providers and quality of care, demonstrating a readiness to comparison shop on the basis of price and paying out-of-pocket for cosmetic and other elective procedures. Our management believes that consumerism is driving opportunity via expanded reimbursement coverage for goods and services and, in some instances, increased willingness by consumers to pay out of pocket for goods and services that enhance quality of life.

•
 Increasing Level of Merger and Acquisition Activity. The mergers and acquisitions environment in the healthcare industry remains strong, driven by efforts to fill gaps in product pipelines, expand geographic reach, strengthen patent positions and consolidate fragmented markets. According to Thomson Financial, 927 transactions were completed in 2004 for an aggregate value of $95.7 billion. In 2006, 1,049 transactions were completed which more than doubled the aggregate value to a record $197.4 billion. Our management believes that the dynamics driving healthcare merger and acquisition activity will continue and, therefore, the industry will present opportunities to identify and consummate an attractive business combination.

However, as indicated above, we are not restricted from consummating a business combination in a different industry and are not required to first seek a target business in the healthcare industry. If an opportunity outside the healthcare industry was presented to us that we determined was in our stockholders’ best interests, we could pursue that opportunity. Accordingly, it is possible that we will not even consider a target business in the healthcare industry. If we consummate a business combination in an industry other than the healthcare industry, the foregoing favorable industry trends would not apply to us following the business combination.

Potential Healthcare Investment Themes

Although we will consider target businesses across the healthcare industry, we intend to concentrate our search for an acquisition candidate within the following target sectors of the healthcare industry:

•
Medical Devices, Products and Healthcare Diagnostics. Frost & Sullivan estimates that in 2005 the United States medical device and product market generated $80.3 billion of revenue according to ‘‘Standard & Poor’s Healthcare Products & Supplies Survey.’’ Demographic shifts, advanced technologies, increased investment in research and development, and the potential to address the clinical shortcomings of drug therapeutics are all driving growth. Large medical device companies with established distribution networks are contributing to the demand for acquisitions of smaller companies with innovative technologies capable of generating new revenue streams and/or preserving existing market share.

•
Healthcare Services. According to CMS ‘‘National Health Expenditure Projections 2007-2017,’’ the United States spent $660.2 billion on physician and clinical, dental and other personal services, or professional services, and an additional $177.6 billion on nursing home and home healthcare in 2006. These levels are projected to rise to $743.1 billion for professional services and $198.5 billion for nursing home and home healthcare in 2008. By 2017, professional services will account for $1.30 trillion and nursing home healthcare another $336.5 billion of U.S. healthcare spending. Although professional services spending fell in 2005 and 2006 due to slower growth in government and private reimbursement, over time, labor costs are projected to rise, driven by physician and nursing supply shortages and a shift in demographics, according to ‘‘Standard & Poor’s Managed Care Survey’’ (April 19, 2007) and ‘‘Standard & Poor’s Facilities Survey’’ (December 28, 2006). An aging population, increased specialization and decreased exposure to Medicaid are expected to boost nursing and home healthcare revenue.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a public company

We believe our structure will make us an attractive business combination partner to private target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method to be less expensive, with greater certainty of becoming a public company than the typical initial public offering process. In an initial public offering, there are typically expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Notwithstanding the foregoing, certain features of our structure may have a negative impact on our ability to consummate a business combination, including:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash up to 30% of our shares of common stock held by our public stockholders who vote against our initial business combination and exercise their conversion rights may reduce the resources available to us for our initial business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $3.45 million, or $3.99 million if the underwriters’ over-allotment option is exercised in full) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

Strong Financial position

With a trust account of approximately $132.3 million at December 31, 2007 (excluding the $3.99 deferred underwriting fee and the additional $10.0 million we will receive from the co-investment), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by having significant cash resources or reducing its debt ratio. Because we are able to consummate a business combination using the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants and co-investment units, our capital stock, debt or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to reflect the needs of the parties. However, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their conversion rights, we may either need to reserve part of the trust account for possible payment upon their conversion, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination will be subject to these contingencies.

Management Expertise

Our management team possesses a substantial level of healthcare industry public market, private equity and capital raising experience as investors, operators and managers. Collectively, our officers and directors have over 100 years of experience in structuring, negotiating, managing and consummating merger and acquisitions.

Ivy Capital Partners, the General Partner of Ivy Healthcare Capital, L.P. and Ivy Healthcare Capital II, L.P., which we refer to collectively as Ivy Capital Partners, is an affiliate of each of Robert W. Pangia, our Chief Executive Officer, Russell F. Warren, M.D., the Chairman of our Board of Directors, and Russell F. Warren, Jr., a member of our Board of Directors. Ivy Capital Partners is a healthcare-focused private equity firm based in Montvale, New Jersey that invests in companies, and manages such companies as a result of its officers’ and directors’ board positions with such companies, within the medical device, life sciences and healthcare services sectors, with particular experience in the orthopedic industry (which encompasses all companies that provide orthopedic services and products such as orthopedic implants and prostheses). We believe that Ivy Capital Partners’ in-depth knowledge of the healthcare industry increases its ability to source and create transactions, conduct effective due diligence, recruit seasoned management teams, partner with senior managers at its portfolio companies to design ways of growing and improving their business, and provide access to a network of resources that strengthen operational excellence to maximize investment returns. Ivy Capital Partners believes that industry specialization and knowledge improves its risk-adjusted returns by allowing the firm to identify and capitalize upon emerging medical product and service trends. For each of its investments, Ivy Capital Partners seeks to fully understand the general industry and company-specific risks and opportunities by utilizing its broad network of healthcare industry experts, investment operations and clinical experience. This approach to due diligence reflects the firm’s conviction that long-term value creation is dependent upon detailed industry and operational knowledge. Ivy Capital Partners’ track record is based on the depth, breadth and experience of its investment team. Russell F. Warren, Jr. co-founded and was the CEO of Professional Sports Care Management, Inc., which he helped develop into the largest chain of physical rehabilitation clinics in the New York tri-state region. Professional Sports Care Management completed an initial public offering in 1994 and was sold to HealthSouth in 1996. In 1997, Mr. Warren co-founded Ivy Realty and, through numerous acquisitions, built a commercial real estate portfolio valued in excess of $1.2 billion. From 1987 to 1996, Robert W. Pangia served as Executive Vice President and Director of Investment Banking at Paine Webber Incorporated, where he oversaw all of the investment bank’s mergers and acquisitions and corporate finance activities. Mr. Pangia currently acts as a director of Biogen Idec, a Nasdaq-listed biotechnology company, and was formerly a director at Icos Corporation, a biotechnology company that was acquired by Eli Lilly and Company, and Athena Neurosciences, a research-based pharmaceutical company. Russell F. Warren, M.D. is Surgeon-in-Chief Emeritus of the Hospital for Special Surgery and has published over 250 peer-reviewed scientific articles. Dr. Warren has patented a number of his inventions to treat orthopedic conditions in the knee and shoulder and, for the past 20 years, has served as the team doctor for the New York Giants football team. To date, Ivy Capital Partners has funded 17 portfolio companies with four of these companies providing liquidity opportunities for their investors.

Kanders & Company, an affiliate of each of Warren B. Kanders, a member of our Board of Directors, Philip A. Baratelli, our Chief Financial Officer, and Gary M. Julien, our Vice President of Corporate Development, is a private investment firm based in Stamford, Connecticut, that utilizes a private equity approach to building public companies. The firm’s public market investment strategy provides public and private companies, either entire entities or divisions, with strategic insights and capital for enhancing operating discipline and catalyzing long-term growth, both organically and via carefully selected acquisition opportunities. The firm’s principals believe that the public markets provide an ideal forum to support growth initiatives for operating businesses. The firm has significant experience building public companies within a variety of industries including healthcare, aerospace and defense, industrial manufacturing and consumer markets. Kanders & Company’s owner and President, Warren B. Kanders was, from 1996 to Armor Holdings, Inc.’s sale to a wholly-owned subsidiary of BAE Systems plc on July 31, 2007, Chairman, CEO and largest shareholder of the New York Stock Exchange-listed company, Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. Since 1996, Armor Holdings has grown from approximately $11.0 million in revenue to estimated revenue of approximately $3.5 billion in 2007, through both organic growth and the completion of over 30 acquisitions, including the $803 million acquisition of Stewart & Stevenson Services, Inc. which closed in May 2006. In 2006, Armor Holdings was listed as number three on FORTUNE Magazine’s ‘‘100 Fastest-Growing Companies.’’ In 2005, Armor Holdings was awarded ‘‘Corporate/Strategic Firm of the Year’’ by The M&A Advisor, a national award reflecting its leadership and expertise in corporate mergers and acquisitions in the middle market. Based on the $88.00 per share price of the BAE Systems acquisition of Armor Holdings, the performance of Armor Holdings’ stock price during Mr. Kanders’ investment period generated a 31.4% annual rate of return, making it a leading performer among all companies listed on the NYSE during this period in terms of stock price appreciation. Prior to his service with Armor Holdings, from October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation, a distributor of eyecare products and services. In 1992, Benson Eyecare Corporation was the highest performing stock in terms of stock appreciation on the American Stock Exchange and posted positive returns every year prior to its sale in 1996.

Warren B. Kanders, through Kanders & Company, is sponsoring a new blank check company, Kanders Acquisition Company, Inc., which has been formed and provided with initial start-up funding. It is anticipated that Kanders Acquisition Company, Inc., in connection with a potential business combination, may seek a target business that is engaged in any industry; provided, however, it will not seek a target business in the healthcare industry unless and until we have completed our initial business combination or have liquidated. In addition, Mr. Kanders has been named a director and officer of, and Messrs. Baratelli and Julien have been named officers of, Kanders Acquisition Company, Inc. The ability of Messrs. Kanders, Baratelli and Julien to present business opportunities to Kanders Acquisition Company, Inc.will be subject to their pre-existing obligations to present to us certain business combination opportunities in accordance with the criteria set forth in this Annual Report on Form 10-K.

Established Deal Sourcing Network

Our management team has built and maintained a broad network of professional contacts which we intend to utilize to identify and build a scalable growth-oriented business. These established relationships include, among others, healthcare industry entrepreneurs, executive officers and board members at public and private healthcare companies, business brokers, private equity and venture capital firms, consultants, investment bankers, attorneys, accountants and prominent physicians and researchers at leading U.S. hospitals and private practices. We believe this network of professional relationships will be of significant assistance in helping us identify potential business combination targets. However, in each of these cases, our ability to benefit from these extensive relationships will be limited because our officers and non-independent directors have agreed until the earliest of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of us to present to us for our consideration, prior to presentation to any other person or entity, any business opportunity to acquire a privately held operating business, if, and only if, (i) the target entity has a fair market value between 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) and $500 million, the target entity’s principal business operations are in the healthcare industry and the opportunity is to acquire substantially all of the assets or 50.1% or greater of the voting securities of the target entity or (ii) the target entity’s principal business operations are outside of the healthcare industry and the opportunity to acquire such target entity is presented by a third party to one of our officers or non-independent directors expressly for consideration by us. With respect to all business opportunities, including those described in clause (i), but excluding those described in clause (ii) above, the obligation of our officers and non-independent directors to present a business opportunity to us which may be reasonably required to be presented to us under Delaware law is subject to any pre-existing fiduciary or other obligations the officer or non-independent director may owe to another entity. Our Board of Directors has adopted resolutions renouncing any interest in or expectancy to be presented any business opportunity outside of those described in clauses (i) and (ii) above (as qualified by the immediately preceding sentence) that comes to the attention of any of our officers or non-independent directors. Neither this agreement by our officers and non-independent directors nor the resolutions may be amended or rescinded in any way except upon prior approval by the holders of a majority of our outstanding shares of common stock.

In addition, although we do not expect our independent directors to present business opportunities to us, they may become aware of business opportunities that may be appropriate for presentation to us. In such instances they may determine to present these business opportunities to other entities with which they are or may be affiliated, in addition to, or instead of, presenting them to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants and co-investment units, our capital stock, debt or a combination of the foregoing as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering and the private placement of the sponsors’ warrants are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, there is no current basis for stockholders to evaluate the specific merits or risks of one or more target businesses. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the private placement of the sponsors’ warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

We are currently in the process of identifying and evaluating potential target businesses for our initial business combination. We have not entered into any definitive business combination agreement. Accordingly, we cannot assure you that we will be able to locate or enter into a business combination with a target business on favorable terms or at all.

We do not anticipate consummating a business combination with an entity that is affiliated with any of our officers, directors or founders and have not given any consideration towards entering into such a transaction. We also do not anticipate consummating a business combination with any entity that our management has had discussions with regarding a possible business combination through their other business activities or with an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our management team. However, we are not restricted from entering into such transactions and may do so if we determine that such a transaction is in our stockholders’ best interests. If we determine to enter into such a transaction, we would only do so if we obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, indicating that the business combination is fair to our public stockholders from a financial point of view. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with the business combination, and that such independent investment banking firm will be a consenting expert. As the opinion will likely be addressed to our Board of Directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows stockholders to rely on their opinion will not be a factor in determining which firm to hire.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a potential contracted party was to refuse to execute a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute a waiver, then Kanders & Company and Ivy Capital Partners will be liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the proceeds in the trust account payable to our public stockholders in the event of a liquidation. However, if a potential contracted party executes a valid and enforceable waiver, then Kanders & Company and Ivy Capital Partners will have no liability as to any claimed amounts owed to a contracted party.

Subject to the requirement that a target business or businesses have a collective fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including healthcare industry entrepreneurs, executives and board members at public and private healthcare companies, business brokers, private equity and venture capital firms, consultants, investment bankers, attorneys, accountants, prominent physicians and researchers at leading U.S. hospitals and private practices. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or the Internet. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our management has experience in evaluating transactions, particularly in the healthcare industry, but will retain advisors as necessary to assist in its due diligence and evaluation efforts. If we become aware of a potential business combination outside of the healthcare industry, we may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination be with one or more target businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of such business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

We will seek to acquire a business whose operations can be improved and enhanced with our capital resources and where there are significant opportunities for growth both organically and through a targeted acquisition program. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses in the healthcare industry. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•	An experienced management team with a proven track record of executing on its business plan, driving revenue growth and enhancing profitability;

•	An established company with a history of strong operating and financial results;

•	A high-quality product offering which is or has the potential to become the standard of care in a large, underserved and growing market;

•	A compelling business model with clearly defined performance execution milestones;

•	A leading market provider with sustainable competitive advantages that cannot be easily replicated (e.g. strong patent and trade secret positions or lowest-cost and highest quality service providers);

•	Strong free cash flow generation with recurring revenue streams;

•	A diversified customer and supplier base;

•	Viable opportunities for targeted industry consolidation; and

•	Significant potential for returns in excess of our cost of capital on our acquisition investment.

In analyzing prospective target businesses outside of the healthcare industry, we will generally use the same criteria and guidelines except for those specifically related to the healthcare industry set forth above.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete a business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of the business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions as described above) at the time of the initial business combination. We would acquire less than 100% of a business or businesses if the transaction was still beneficial to our stockholders notwithstanding the fact that we would not be acquiring the entire business or businesses. In no event, however, will we acquire less than a controlling interest in a target business (meaning not less than 50% of the voting securities of the target business). We may seek to consummate a business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. However, we may need to obtain additional financing, in addition to the $10.0 million we will receive from the co-investment private placement, to consummate such a business combination and have not taken any steps to obtain any such financing.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquirer’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of our initial business combination. We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquirer to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquirer’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of the initial business combination for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. As the opinion will likely be addressed to our Board of Directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows stockholders to rely on their opinion will not be a factor in determining which firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our Board of Directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues and the need to close all of the transactions simultaneously. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the businesses, collectively, could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $3.99 million) at the time of the business combination.

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our current directors may remain associated in some capacity, whether as a director or otherwise, with us following a business combination, we cannot assure you that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware state law. In connection with our initial business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of our initial business combination. Any vote to extend our corporate life to continue perpetually following the consummation of our initial business combination will be taken only if such business combination is approved. We will only consummate our initial business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for our initial business combination, all of our founders, including all of our officers and directors, have agreed to vote their founders’ common stock in accordance with the majority of the shares of common stock voted by the public stockholders. Our founders have also agreed that they will vote any shares they purchase in the open market in, or after, our initial public offering in favor of our initial business combination. We will proceed with our initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of such business combination and an amendment to our certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and public stockholders owning less than 30% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against such business combination and such business combination is approved and completed. Our founders will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or underlying the founders’ units or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any interest income on the trust account balance previously released to us to pay our tax obligations and net of interest income of up to $2.1 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be approximately $9.77 per share, or $0.23 less than the per-unit offering price of $10.00.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination and such business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in ‘‘street name,’’ to either tender their certificates to our transfer agent at any time through the vote on our initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for a proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on such business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in ‘‘street name,’’ in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an ‘‘option window’’ after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a ‘‘put’’ right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.

If a stockholder votes against our initial business combination but fails to properly exercise his, her or its conversion rights, the stockholder will not have his, her or its shares of common stock converted to his, her or its pro rata share of the trust account. Any request for conversion, once made, may be withdrawn at any time prior to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who convert their stock into their pro rata share of the trust account will still have the right to exercise any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing our initial business combination that may otherwise be approved by a majority of our public stockholders. The initial conversion price will be approximately $9.77 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate an initial business combination with a different target until October 3, 2009. If our initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 3, 2009. This provision may not be amended except in connection with the consummation of our initial business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our Board of Directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our Board of Directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state. We view this provision terminating our corporate life by October 3, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination.

If we are unable to complete a business combination by October 3, 2009, as soon as practicable thereafter, we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after such date. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described below, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute waiver agreements. Nor is there any guarantee that, even if they execute waiver agreements with us, they will not seek recourse against the trust account. A court could also conclude that waiver agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.77 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and the deferred underwriting discounts and commissions, plus any remaining net assets outside of the trust account (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating the assets in the trust account promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our founders have waived their rights to participate in any liquidation distribution with respect to their founders’ common stock. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Kanders & Company and Ivy Capital Partners have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to complete our initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.77, or $0.23 less than the per-unit offering price of $10.00. The per share liquidation price includes $3.99 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Kanders & Company and Ivy Capital Partners have agreed that they will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account but only if, and to the extent, that the claims would otherwise reduce the amount in the trust account payable to our public stockholders in the event of a liquidation, and only if such a vendor or prospective target business does not execute such a valid and enforceable waiver. We cannot assure you, however, that they would be able to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.77, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $9.77 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon our initial business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 3, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
prior to the consummation of our initial business combination, we shall submit the proposed business combination to our public stockholders for approval regardless of whether the proposed business combination is of a type which normally would require stockholder approval under the Delaware General Corporation Law; in the event that a majority of the shares held by public stockholders present and entitled to vote at the meeting to approve our initial business combination are voted for the approval of the business combination and an amendment to our certificate of incorporation to provide for our perpetual existence is approved, we will consummate the business combination; provided that we will not consummate the business combination if the holders of 30% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights;

•
in the event that our initial business combination is approved and is consummated, any public stockholder holding shares of common stock issued in our initial public offering who voted against the business combination may, contemporaneously with such vote, demand that we convert his, her or its shares into cash; if so demanded, the corporation shall, promptly after consummation of the business combination, convert such shares into cash;

•
in the event that we do not consummate a business combination prior to October 3, 2009, all amounts in the trust account (including deferred underwriting discounts and commissions) plus any other net assets outside of the trust account not used for or reserved to pay obligations and claims or such other corporate expenses relating to or arising from our liquidation, shall be distributed on a pro rata basis to our public stockholders; only public stockholders shall be entitled to receive liquidating distributions and we will pay no liquidating distributions with respect to any other shares of capital stock;

•
a public stockholder shall be entitled to receive distributions from the trust account only in the event of our liquidation or in the event he, she or it demands conversion in connection with a vote against our initial business combination; in no other circumstances shall a public stockholder have any right or interest of any kind in or to the trust account;

•
unless and until we have consummated our initial business combination, we may not consummate any other business combination, whether by merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination or transaction or otherwise;

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

•
we will consummate our initial business combination only if (i) our initial business combination is approved by a majority of the votes cast by our public shareholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock, and (iii) we have confirmed that we have sufficient cash resources to pay both (x) the consideration required to close our initial business combination, and (y) the cash due to public stockholders who vote against our initial business combination and who exercise their conversion rights; and

•
the Board of Directors may not in any event issue any securities convertible into common stock, shares of common stock or preferred stock prior to our initial business combination that participates in or is otherwise entitled in any manner to any of the proceeds in the trust account or votes as a class with the common stock on our initial business combination.

We view these provisions, which are contained in Article Seventh of our amended and restated certificate of incorporation, as obligations to our stockholders and will not take any action to amend or waive these provisions.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash up to 30% of our shares of common stock held by our public stockholders who vote against our initial business combination and exercise their conversion rights may reduce the resources available to us for our initial business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $3.99 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

Administrative Services Agreement

We have agreed to pay Kanders & Company, Inc., an affiliate of each of Warren B. Kanders, a member of our board of directors, Philip A. Baratelli, our Chief Financial Officer, and Gary M. Julien, our Vice President, Corporate Development, and Ivy Capital Partners, an affiliate of each of Robert W. Pangia, our Chief Executive Officer, Russell F. Warren M.D., the Chairman of our board of directors, and Russell F. Warren, Jr., a member of our board of directors, an aggregate monthly fee of $10,000 for office space, secretarial support and administrative and general services. This arrangement was agreed to by us for our benefit and is not intended to provide Messrs. Kanders, Baratelli, Julien, Pangia, Warren, M.D. or Warren, Jr. compensation in lieu of a salary or other remuneration. We believe such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Facilities

We currently maintain our executive offices at One Paragon Drive, Suite 125, Montvale, New Jersey 07645. We also maintain an office at One Landmark Square, 22nd Floor, Stamford, Connecticut 06901. The cost for these offices is included in the aggregate $10,000 per-month fee described above that Ivy Capital Partners and Kanders & Company, Inc. charge us for office space, secretarial support and administrative and general services. We believe, based on rents and fees for similar services in Montvale, New Jersey and Stamford, Connecticut metropolitan areas, that the fee charged by Ivy Capital Partners and Kanders & Company, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 14, 2008 are as follows:

Robert W. Pangia, 56, has served as our Chief Executive Officer since our inception. Mr. Pangia has 30 years of experience in the investment banking and private equity businesses with a particular emphasis on working with healthcare and technology companies. In February 2002, Mr. Pangia co-founded Ivy Capital Partners, the General Partner of Ivy Healthcare Capital L.P. and Ivy Healthcare Capital II L.P., to take advantage of a pipeline of investment opportunities in the orthopedic sector of the healthcare market. To date, Ivy Capital Partners has funded 17 portfolio companies in the healthcare market. From 1997 to February 2003, Mr. Pangia worked as a private merchant banker. From 1987 until 1996, Mr. Pangia worked at PaineWebber Incorporated, a wealth management services provider where he served as Executive Vice President and Director of Investment Banking. He also held a number of senior management positions including; Member of the Board of Directors of PaineWebber Incorporated, member of the firm’s executive and operating committees and Chairman of the firm’s equity commitment committee. From 1977 to 1986, Mr. Pangia worked as an investment banker for Kidder, Peabody & Co. Inc., and from 1986 to 1987, Mr. Pangia was a Managing Director in the investment banking division of Drexel Burnham Lambert. Mr. Pangia is currently serving as a director for two Ivy portfolio companies: Gentis, Inc., a privately-held company that has developed a proprietary implant for restoring the normal function of a degenerated intervertebral disc and Auriga Medical Products, GmbH, a distributor of orthopedics products in Northern Germany. In addition, Mr. Pangia is currently a director of Biogen Idec Inc., a Nasdaq-listed biotechnology company, and McAfee, Inc., a New York Stock Exchange listed supplier of computer security solutions. Mr. Pangia was formerly a Director of Icos Corporation, a biotechnology company that was acquired by Eli Lilly and Company, Athena Neurosciences, a research-based pharmaceutical company, Ryan Beck Corporation, a financial services firm providing investment banking and equity research services to companies in a variety of industries, and Scandius BioMedical, Inc., a previous portfolio company of Ivy Healthcare Capital L.P. that was acquired by Covidien Ltd. On November 13, 2007, Mr. Pangia received an A.B. from Brown University and an M.B.A. with distinction from the Columbia University Graduate School of Business.

Philip A. Baratelli, 40, has served as our Chief Financial Officer since our inception. Since August 2007, Mr. Baratelli has served as Chief Financial Officer, Treasurer and Secretary of Kanders Acquisition Company, Inc., a blank check company formed with the purpose of acquiring a business not limited to a particular industry. Since February 2007, Mr. Baratelli has served as Chief Financial Officer for Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Warren B. Kanders that makes investments in and provides consulting services to public and private entities, and Clarus Corporation, a publicly-held company, formerly a provider of software solutions and currently seeking to redeploy its assets through the acquisition of a target business. From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions. Mr. Baratelli received a B.S. from Florida State University and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

Gary M. Julien, 38, has served as our Vice President, Corporate Development since our inception. Since August 2007, Mr. Julien has served as Vice President, Corporate Development of Kanders Acquisition Company, Inc. a blank check company formed with the purpose of acquiring a business not limited to a particular industry. Since January 2007, Mr. Julien has served as Vice President, Corporate Development for Kanders & Company and Clarus Corporation, where his primary responsibilities include sourcing, negotiating and consummating acquisitions, investments and related transactions. From January 2003 to December 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc. where he oversaw all mergers, acquisitions and divestitures for the company, executing 15 transactions during this period. From March 2002 through January 2003, Mr. Julien founded and was President of Sequent Capital Advisors, a financial advisory firm focused on secondary transactions in the private equity and venture capital market. From 1998 to March 2002, Mr. Julien was Director of Corporate Development for Global Crossing Ltd., a developer and owner of a global fiber optic telecommunications network, where he led and supported several mergers and acquisitions, joint ventures and minority investments. Mr. Julien began his career at Turner Broadcasting and worked at Bear Stearns in equity research while attending graduate business school. He received a B.S. from the Newhouse School of Communications at Syracuse University and an M.B.A. with honors from the Columbia University Graduate School of Business.

Available Information

Our Internet address is www.highlandscorp.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘Investor Relations’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Highlands Acquisition Corp., c/o the Secretary, One Paragon Drive, Suite 125, Montvale, New Jersey 07645.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factores

RISK FACTORS

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with limited operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

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

We have 24 months from October 3, 2007 in which to complete a business combination. We have no obligation to return funds to public stockholders prior to the expiration of such 24-month period unless we consummate a business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, public stockholders funds may be unavailable to them until such date.

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

Of the net proceeds of our initial public offering, only $500,000 has been made available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital of up to $2.1 million which we will need to identify one or more target businesses and to complete our initial business combination, as well as the funds required to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

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

If we are unable to complete a business combination within the required time period, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make provisions as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage after the consummation of our initial public offering and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As a result, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
prior to the consummation of any business combination, we shall submit the business combination to our public stockholders for approval regardless of whether the business combination is of a type which normally would require stockholder approval under the Delaware General Corporation Law; in the event that a majority of the shares held by public stockholders present and entitled to vote at the meeting to approve the business combination are voted for the approval of the business combination and an amendment to our certificate of incorporation to provide for our perpetual existence is approved we will consummate the business combination; provided that we will not consummate any business combination if the holders of 30% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights;

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 12,250,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the founders’ warrants and sponsors’ warrants but without taking into account the 1,000,000 co-investment units) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Mr. Kanders is a director of our company and a member of our Investment Committee and Messrs. Baratelli and Julien are officers of our company, as such, each will be involved in identifying and evaluating prospective acquisition candidates, selecting potential target businesses, and structuring, negotiating and consummating an acquisition. Mr. Kanders is also a principal stockholder of the sponsor of, and a director and officer of, Kanders Acquisition Company, Inc. a new blank check company and Messrs. Baratelli and Julien are also officers of such new blank check company that may, subject to, among other things, market conditions, move forward with an initial public offering of its securities. This new blank check company has agreed that it will not seek or acquire a target business in the healthcare industry unless and until we have completed our initial business combination or have liquidated. If a potential business combination is presented to us and we decide not to proceed with such business combination for any reason, such business combination could be presented by Messrs. Kanders, Baratelli or Julien to the new blank check company for which they serve as a director or an officer, as applicable.

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

We will likely seek to effect our initial business combination with one or more privately-held companies, which may present certain challenges to us including the lack of available information about these companies.

In pursuing our acquisition strategy, we will likely seek to effect our initial business combination with one or more privately-eld companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

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

Our founders (including all of our officers and directors) collectively own approximately 23.3% of our issued and outstanding shares of common stock. None of our founders, officers, directors or their affiliates has indicated any intention to purchase additional units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders, officers, directors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. In addition, Kanders & Company and Robert. W. Pangia, Ivy Healthcare Capital II, L.P., Dennis O’Dowd, Virgilio Rene Veloso and Fieldpoint Capital LLC, (collectively referred to as the “Ivy Affiliates”) have agreed to purchase 1,000,000 units from us in a private placement that will occur immediately prior to the consummation of our initial business combination. The holders of these units may vote the shares of common stock included therein in any manner they choose (except they have agreed to vote such shares in favor of our initial business combination in connection with a vote on our proposed initial business combination). Accordingly, they may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently maintain our executive offices at One Paragon Drive, Suite 125, Montvale, New Jersey 07645. We also maintain an office at One Landmark Square, 22nd Floor, Stamford, Connecticut 06901. The cost for these offices is included in the aggregate $10,000 per-month fee described above that Kanders & Company and Ivy Capital Partners charge us for office space, utilities and administrative services. We believe, based on rents and fees for similar services in the Montvale, New Jersey and Stamford, Connecticut metropolitan areas, that the fee charged by Kanders & Company and Ivy Capital Partners is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending nor, to our knowledge, threatened against us.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “HIA.U.” On October 17, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “HIA.WS” and “HIA,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or January 3, 2009, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 3, 2012, unless earlier redeemed.

The following table sets forth, for the fourth quarter of the year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to October 9, 2007, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

Fourth Quarter ended December 31, 2007	$10.07	$9.66	$9.20	$8.96	$1.00	$0.70
First Quarter of the year ending December 31, 2008 (through March 10, 2008)	$9.85	$9.45	$9.15	$9.00	$0.77	$0.50

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the Down Jones Industrial Average Index and the S&P 500 Index for the period commencing on October 18, 2007 and ending on December 31, 2007 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on October 18, 2007. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the begining and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

	10/18/07	10/25/07	11/01/07	11/08/07	11/15/07	11/23/07	11/29/07	12/06/07	12/03/17	12/20/07	12/27/07	12/31/07
Highlands	100.00	100.44	100.55	100.11	100.00	101.10	100.00	99.12	99.45	99.01	100.55	100.55

S&P 500	100.00	98.33	97.95	95.76	94.23	93.55	95.43	97.87	96.64	94.81	95.86	95.34

Dow Jones	100.00	98.44	97.69	95.52	94.39	93.46	95.84	98.06	97.33	95.37	96.19	95.51

Stockholders

On March 13, 2008, there were approximately 1 holders of record of our units, approximately 12 holders of record of our warrants and approximately 11 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

Except for the .15-for-1 stock dividend that was effected on July 16, 2007 and the .20-for-1 stock dividend that was effected on October 3, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All information in this Item has been adjusted to reflect (i) a .15-for-1 stock dividend that was effected on July 16, 2007 and (ii) a .20-for-1 stock dividend that was effected on October 3, 2007.

On May 1, 2007, Highland Equity LLC purchased 1,683,600 of our units for an aggregate purchase price of $12,200 in a private placement.

On May 1, 2007, Fieldpoint Capital, L.L.C. purchased 695,548 of our units for an aggregate purchase price of $5,040.20 in a private placement.

On May 1, 2007, Ivy Healthcare Capital II, L.P. purchased 680,242 of our units for an aggregate purchase price of $4,929.29 in a private placement.

On May 1, 2007, Robert W. Pangia purchased 266,995 of our units for an aggregate purchase price of $1,934.75 in a private placement.

On May 1, 2007, Dennis W. O’Dowd purchased 27,210 of our units for an aggregate purchase price of $197.17 in a private placement.

On May 1, 2007, Leslie D. Michelson purchased 20,700 of our units for an aggregate purchase price of $150 in a private placement.

On May 1, 2007, William V. Campbell purchased 20,700 of our units for an aggregate purchase price of $150 in a private placement.

On May 1, 2007, William F. Owens purchased 20,700 of our units for an aggregate purchase price of $150 in a private placement.

On May 1, 2007, Michael A. Henning purchased 20,700 of our units for an aggregate purchase price of $150 in a private placement.

On May 1, 2007, Virgilio Rene Veloso purchased 13,605 of our units for an aggregate purchase price of $98.59 in a private placement.

On October 9, 2007, simultaneously with the consummation of our initial public offering, we completed a private placement of 3,250,000 warrants at a price of $1.00 per warrant, generating gross proceeds of $3,250,000. These warrants were purchased by (i) Kanders & Company, Inc., Ivy Healthcare Capital II, L.P., and Fieldpoint Capital, L.L.C., each of which is an affiliate of certain officers and directors of our company; and (ii) Robert W. Pangia, our Chief Executive Officer, Dennis W. O’Dowd and Virgilio Rene Veloso, each of which was an existing stockholder of our company. The warrants sold in the private placement are identical to the warrants included in the units sold in our initial public offering, except that, if we call the warrants for redemption, the warrants sold in the private placement will not be redeemable by us so long as they are held by these purchasers or their permitted transferees. The purchasers of the warrants sold in the private placement have agreed that these warrants will not be transferred, assigned or sold by them (except in limited situations) until after we have completed our initial business combination. The proceeds from the sale of the warrants in the private placement were deposited into the trust account with the net proceeds from our initial public offering.

The sales of the above securities were deemed to be exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Recent Purchases of Our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Use of Proceeds from our Initial Public Offering

On October 9, 2007, we closed our initial public offering of 12,000,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of our common stock at a price of $7.50 per share. On October 15, 2007 the underwriters purchased an additional 1,800,000 units pursuant to an over-allotment option. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $138,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-143599). The SEC declared the registration statement effective on October 3, 2007. Citigroup Global Market Inc. and William Smith Securities, acted as underwriters of the offering.

We received net proceeds of approximately $131.3 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). The net proceeds plus approximately $3.99 million attributable to the deferred underwriters’ discount were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $1.4 million in interest through December 31, 2007.

ITEM 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

Balance Sheet Data:	As of December 31, 2007
Cash and cash equivalents	$269,314
Cash held in trust	$132,258,345
Cash held in trust from underwriter	$3,990,000
Working capital	$132,017,877
Total assets	$136,644,242
Total liabilities	$4,626,365
Value of common stock which may be redeemed for cash ($9.77 per share)	$40,448,990
Stockholders’ equity	$91,568,887

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe," "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our ability to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses (“Business Combination”) and the risks and uncertainties set forth in the section headed "Risk Factors" of Part I, Item 1A of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. We cannot assure you that we will be successful in our efforts to consummate a Business Combination or that any such Business Combination will result in our future profitability.

Overview

We were formed on April 26, 2007 to serve as a vehicle to effect a Business Combination. Our efforts in identifying a prospective target business are not limited to a particular industry, although we intend to focus our search for target businesses in the healthcare industry. The healthcare industry encompasses all healthcare service companies, including, among others, managed care companies, hospitals, healthcare system companies, physician groups, diagnostic service companies, medical device companies and other healthcare-related entities. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies and Use of Estimates

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at December 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

Results of Operations

Interest Income

For the period from April 26, 2007 (inception) to December 31, 2007, we had interest income of $1,418,345. The average yield during this period was 4.65%. Due to the recent decline in interest rates, we expect our 2008 interest average yield to decline. On March 19, 2008, our yield on investments was 3.12%.

Operating Expenses

For the period from April 26, 2007 (inception) to December 31, 2007, we had formation and general and administrative expenses of $1,000 and $218,424, respectively, primarily consisting of Delaware franchise taxes, legal expenses, administrative services fee, directors and officers liability insurance, and formation costs.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2007, income before provision for income taxes was $1,198,921 from interest income and formation and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2007, income tax expense was $479,000, consisting of $371,000 in federal taxes and $108,000, in state income taxes. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account of the funds held in the trust account.

Net Income

For the period from April 26, 2007 (inception) to December 31, 2007, net income was $656,921, due to the factors discussed above.

Financial Condition and Liquidity

On October 9, 2007 we consummated our initial public offering of 12,000,000 units and the private placement of 3,250,000 warrants (the “Sponsors’ Warrants”) to our founders and affiliates of our founders and on October 15, 2007 we closed on the exercise of the underwriters’ over-allotment option for an additional 1,800,000 units, resulting in aggregate gross proceeds from our initial public offering (including the over-allotment option) and the private placement of the Sponsors’ Warrants of $141,250,000. We paid or incurred a total of $5,320,000 in underwriting discounts and commissions (not including $3,990,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $667,000 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $3,250,000 from the sale of the Sponsor’ Warrants to us, from the offering were approximately $135,263,000 (including $3.99 million in deferred underwriters commission), and an amount of $134,830,000 was deposited into a trust account (the “Trust Account”) at Morgan Stanley with Continental Stock Transfer & Trust as trustee. We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Warrants to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through October 3, 2009, assuming that a business combination is not consummated during that time.

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

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 3, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Kanders & Company and Ivy Capital Partners, of $10,000 per month for office space, administrative and support services. In addition, in April 2007, Kanders & Company and Ivy Capital Partners advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to the financial statements for more information.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short-term investments, our only market risk exposure relates to fluctuation in short-term interest rates.

As of December 31, 2007, approximately $132.2 million (excluding $3.99 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $3.99 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests solely in short-term securities issued or guaranteed by the United States Government. As of December 31, 2007, the effective annualized interest rate payable on our investment was approximately 4.51%. Assuming no other changes in our holdings as of December 31, 2007, a 1.0% decrease in the underlying interest rate payable on our investment as of December 31, 2007 would result in a decrease of approximately $816,000, after tax, in the interest earned on our investment for the following twelve month period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. Financial Statements and Supplementary Data

Highlands Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highlands Acquisition Corp.

We have audited the accompanying balance sheet of Highlands Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the period from April 26, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlands Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from April 26, 2007 (inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

McGLADREY & PULLEN, LLP
New York, New York

March 19, 2008

Highlands Acquisition Corp.
 (a corporation in the development stage)
BALANCE SHEET

December 31, 2007
ASSETS
Cash	$269,314
Cash held in trust	132,258,345
Cash held in trust from underwriter	3,990,000
Prepaid expenses	66,585
Deferred tax asset	59,998
Total assets	$136,644,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,945
Accrued expenses	84,238
Accrued offering costs	2,335
Income taxes payable	538,847
Deferred underwriting fee	3,990,000
Total liabilities	4,626,365

Common Stock, subject to possible conversion of shares at conversion value	40,448,990

Commitments (Note 5)

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 17,250,000 shares	1,725
Additional paid-in capital	90,847,090
Income accumulated during the development stage	720,072
Total stockholders’ equity	91,568,887
Total liabilities and stockholders’ equity	$136,644,242

See Notes to Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF INCOME

For the period April 26, 2007 (inception) to December 31, 2007

Interest income	$1,418,345
General and administrative expenses	(219,424)
Income before provision for income taxes	1,198,921
Provision for income taxes	478,849
Net income	720,072

Net income per common share – basic and diluted	$0.09

Weighted average common shares outstanding, basic and diluted	8,006,627

See Notes to Condensed Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 26, 2007 (inception) to December 31, 2007

	Common Stock		Additional paid-in capital	Income Accumulated During the Development Stage		Stockholders’ Equity
	Shares	Amount
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$		$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000			3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007.	13,800,000	1,380	128,021,425			128,022,805
Proceeds subject to possible conversion			(40,448,990)			(40,448,990)
Net income					720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090		$720,072	$91,568,887

See Notes to Financial Statements

 Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS

For the period April 26, 2007 (inception) to December 31, 2007

Cash flows from operating activities
Net income	$720,072
Adjustment to reconcile net income to net cash provided by operating activities:
Income earned on trust account	(1,418,345)
Increase in prepaid expenses	(66,585)
Increase in deferred taxes	(59,998)
Increase in accounts payable	10,945
Increase in accrued expenses	15,035
Increase in income taxes payable	538,847
Increase in franchise tax payable	69,203
Net cash used in operating activities	(190,826)

Cash flows from investing activities
Cash placed in trust account	(134,830,000)
Net cash used in investing activities	(134,830,000)

Cash flows from financing activities
Proceeds from sale of units to public	138,000,000
Proceeds from private placement of warrants	3,250,000
Proceeds from sale of units to Founders	25,000
Proceeds from borrowings under notes payable to affiliates	100,000
Payments of notes payable to affiliates	(100,000)
Payment of offering costs	(5,984,860)
Net cash provided by financing activities	135,290,140
Net increase in cash	269,314
Cash at beginning of period	—
Cash at end of period	$269,314

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$2,335
Accrual of deferred underwriting fee	$3,990,000

See Notes to Condensed Financial Statements

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

At December 31, 2007, the Company’s operations relate to the Company’s formation and initial public offering (“the Offering”) described in Note 2 below.

The registration statement for the Offering was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007. The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (“the Private Placement”) sale of 3,250,000 warrants (the “Sponsor Warrants”) to certain affiliates of the Company. The Sponsor Warrants are identical to the warrants sold in the Offering, except (i) if the Company calls its warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering, (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At December 31, 2007, the funds are invested in money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements—(Continued)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,139,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to possible conversion of shares on the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

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

Development Stage Company – The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Concentration of Credit Risk— The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements—(Continued)

Net Income Per Common Share – Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to holders of Common Stock by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential share dilution that could occur if Warrants were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

The following table details the net income per share computations on a basic and diluted basis for the year ended December 31, 2007.

December 31, 2007

Numerator for basic and diluted earnings per share
Net income available to common shareholders	$720,072
Denominator:
Basic earnings per share weighted-average shares outstanding	8,006,627
Effect of dilutive securities:
Effect of shares issuable under warrants outstanding, based on the treasury stock method	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	8,066,627

Basic earnings per share	$0.09
Diluted earnings per share	$0.09

Other contingent shares: The dilutive effect of shares issuable does not include 13,800,000 Public Warrants that are not exercisable until later of the completion of our initial business combination or January 3, 2009. Furthermore, 3,450,000 Founders Warrants and 3,250,000 Sponsor warrants are also excluded from the dilutive effect since they are not exercisable until the Public Warrants are exercisable and, in addition with respect to the Founders Warrants, our Common Stock price equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at December 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its consolidated financial statements.

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

In connection with the Offering and over-allotment, the Company paid Citigroup Global Markets Inc. and William Smith Securities, the underwriters of the Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3% of the gross proceeds ($3,990,000) is held in the Trust Account and payable only upon the consummation of a business combination. This amount is included in deferred underwriting fee on the accompanying balance sheet. The underwriters have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. Additionally, Kanders & Company, an affiliate of Warren B. Kanders, one of the Company’s directors, purchased 500,000 Units in the Offering. The Company received the entire aggregate gross proceeds from this purchase and the underwriters did not receive any underwriting discounts or commissions on these Units.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements—(Continued)

4. Income Taxes

The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was [ %] for the period from April 26, 2007 (date of inception) to December 31, 2007.

Components of the provision for income taxes are as follows:

As of December 31, 2007
Current
Federal	$370,945
State	107,904
Total Current	$478,849

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the year ended December 31, 2007.

As of December 31, 2007

Computed “expected” income tax expense	34.00%
State income taxes, net of federal income taxes	5.94%
Total income tax expense	39.94%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2007 are as follows:

As of December 31, 2007

Deferred tax assets:
Capitalized start up costs	$59,998
Total Deferred tax assets	$59,998

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements—(Continued)

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by two affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering. The accompanying statement of income includes $30,000 of expense related to this agreement.

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

The Founders and the holders of the Sponsors’ Warrants (or underlying securities) and the holders of the Co-Investment Units (or underlying securities) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. For a description of such registration rights agreement see Part II, Item 8, Note 2 of this Annual Report on Form 10-K.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements—(Continued)

8. Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal year 2007. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal 2007
	Third Quarter	Fourth Quarter	Total

Revenues	$-	$-	$-
Gross profit	$-	$-	$-
Net income (loss)	$(7,455)	$727,527	$720,072
Basic earnings per share	$(0.00)	$0.05	$0.09
Diluted earnings per share	$(0.00)	$0.05	$0.09

Highlands Acquisition Corp.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2007 are effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the registrant’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended December 31, 2007 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other information

Not applicable.

Highlands Acquisition Corp.

PART III OTHER INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

We have adopted a code of ethics that applies to our directors, officers and employees. We have filed a copy of our code of ethics as an exhibit to the registration statement in connection with our initial public offering. You may review this document by accessing our public filings at the SEC’s web site www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at One Paragon Drive, Suite 125, Montvale, New Jersey 07645. We intend to disclose any amendments or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

On February 11, 2008, William V. Campbell resigned as a Class B director of Highlands Acquisition Corp. Mr. Campbell’s resignation was due to other time commitments, and was not a result of any disagreement with us.

On February 27, 2008, we received a warning letter from the American Stock Exchange (“Amex”) that we were not in compliance with Sections 121(A)(1) and 802(a) of the Amex Company Guide because our board of directors is no longer comprised of a majority of directors who are independent. Amex gave us until May 27, 2008 to regain compliance with the requirements set forth in such sections. We are actively seeking an independent director to fill the vacancy on our board of directors caused by the resignation of William V. Campbell, one of our independent directors, on February 11, 2008, and will continue to seek to fill such vacancy with an independent director prior to May 27, 2008 so as to comply with Sections 121(A)(1) and 802(a) of the Amex Company Guide.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

Highlands Acquisition Corp.

ITEM 15: EXHIBITS

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

10.18	Form of Letter Agreement of Highland Equity LLC, Fieldpoint Capital, LLC and Ivy Healthcare Capital II, L.P.***
14	Form of Code of Ethics.**
24.1	Power of Attorney (included on the Signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Highlands Acquisition Corp.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter. **
99.2	Form of Nominating Committee Charter **
________________
*	Previously filed as an Exhibit to Highlands Acquisition Corp.’s Current Report on Form 8-K, filed with the Commission on October 10, 2007, and incorporated herein by reference.
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

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: March 24, 2008	/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Highlands Acquisition Corp. hereby severally constitute and appoint each of Robert W. Pangia and Philip A. Baratelli, and each of them individually, as true and lawful attorneys-in-fact for the undersigned, in any and all capacities, with full power of substitution, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Robert W. Pangia	Chief Executive Officer	March 24, 2008
Robert W. Pangia	(Principal Executive Officer)

/s/ Philip A. Baratelli	Chief Financial Officer	March 24, 2008
Philip A. Baratelli	(Principal Financial Officer)

/s/ Russell F. Warren, M.D.	Chairman of the Board	March 24, 2008
Russell F. Warren, M.D.

/s/ Warren B. Kanders	Director	March 24, 2008
Warren B. Kanders

/s/ Russell F. Warren, Jr.	Director	March 24, 2008
Russell F. Warren, Jr.

Highlands Acquisition Corp.

/s/ Leslie D. Michelson	Director	March 24, 2008
Leslie D. Michelson

/s/ William F. Owens	Director	March 24, 2008
Willam F. Owens

/s/ Michael A. Henning	Director	March 24, 2008
Michael A. Henning