Form 10-Q
period 2008-03-31
Highlands Acquisition Corp
filed 2008-05-09
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-33681

HIGHLANDS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-8924044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Paragon Drive, Suite 125
Montvale, New Jersey 07645
(Address of principal executive offices)
(Zip code)

(201) 573-8400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

As of May 2, 2008, there were outstanding 17,229,300 shares of Common Stock, par value $0.0001.

TABLE OF CONTENTS

Highlands Acquisition Corp.
(a corporation in the development stage)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Highlands Acquisition Corp.

(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$163,691	$269,314
Cash held in trust	132,862,966	132,258,345
Cash held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	55,126	66,585
Deferred tax asset	125,409	59,998
Total assets	$137,197,192	$136,644,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,812	$10,945
Accrued expenses	113,460	84,238
Accrued offering costs	70	2,335
Income taxes payable	457,263	538,847
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,563,605	4,626,365

Common Stock, subject to possible conversion of shares at conversion value	40,448,990	40,448,990

Commitments (Note 4)

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized; 17,229,300 and 17,250,000 shares issued and 17,229,300 and 17,250,000 outstanding in 2008 and 2007, respectively	1,723	1,725
Additional paid-in capital	90,846,942	90,847,090
Income accumulated during the development stage	1,335,932	720,072
Total stockholders’ equity	92,184,597	91,568,887
Total liabilities and stockholders’ equity	$137,197,192	$136,644,242

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31, 2008	For the period April 26, 2007 (inception) to March 31, 2008
Interest income	$1,215,833	$2,634,178
General and administrative expenses	(189,968)	(409,392)
Income before provision for income taxes	1,025,865	2,224,786
Provision for income taxes	410,005	888,854
Net income	$615,860	$1,335,932

Net income per common share – basic and diluted	$0.04

Weighted average common shares outstanding, basic and diluted	17,243,631

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 26, 2007 (inception) to March 31, 2008

	Common Stock		Additional paid-in capital	Income Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$-	$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000		3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007.	13,800,000	1,380	128,021,425		128,022,805
Proceeds subject to possible conversion			(40,448,990)		(40,448,990)
Net income				720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090	$720,072	$91,568,887
Unaudited
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)		(150)
Net income				615,860	615,860
Balance at March 31, 2008	17,229,300	$1,723	$90,846,942	$1,335,932	$92,184,597

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2008	For the period April 26, 2007 (inception) to March 31, 2008
Cash flows from operating activities
Net income	$615,860	$1,335,932
Adjustment to reconcile net income to net cash used in operating activities:
Income earned on trust account	(1,215,824)	(2,634,169)
Decrease/(increase) in prepaid expenses	11,459	(55,126)
Increase in deferred taxes	(65,411)	(125,409)
(Decrease)/increase in accounts payable	(8,133)	2,812
Increase in accrued expenses	29,222	113,460
(Decrease)/increase in income taxes payable	(81,584)	457,263
Net cash used in operating activities	(714,411)	(905,237)

Cash flows from investing activities
Cash placed in trust account	-	(134,830,000)
Disbursements from trust to pay taxes	611,203	611,203
Net cash provided by/(used in) investing activities	611,203	(134,218,797)

Cash flows from financing activities
Proceeds from sale of units to public	-	138,000,000
Proceeds from private placement of warrants	-	3,250,000
Proceeds from sale of units to Founders	-	25,000
Proceeds from borrowings under notes payable to affiliates	-	100,000
Payments of notes payable to affiliates	-	(100,000)
Payment of offering costs	(2,265)	(5,987,125)
Repurchase of founder’s units	(150)	(150)
Net cash (used in)/provided by financing activities	(2,415)	135,287,725
Net (decrease)/increase in cash	(105,623)	163,691
Cash at beginning of period	269,314	—
Cash at end of period	$163,691	$163,691

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$-	$70
Accrual of deferred underwriting fee	$-	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$557,000	$557,000

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1. Organization and Business Operations

Highlands Acquisition Corp. (“the Company”) was incorporated in Delaware on April 26, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (the “Business Combination”).

Interim Financial Information

The unaudited condensed interim financial statements as of March 31, 2008 and for the period from April 26, 2007 (inception) through March 31, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 24, 2008. The December 31, 2007 balance sheet has been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

The registration statement for the Offering was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007. The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (“the Private Placement”) sale of 3,250,000 warrants (the “Sponsors’ Warrants”) to certain affiliates of the Company. The Sponsors’ Warrants are identical to the warrants sold in the Offering, except (i) if the Company calls its warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2, was deposited in a trust account (“Trust Account”) and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At March 31, 2008, the funds are invested in money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. No funds have been released for working capital requirements and $611,203 has been released to fund tax obligations at March 31, 2008.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (the “Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The following table details the net income per share computations on a basic and diluted basis for the three month period March 31, 2008.

March 31, 2008

Numerator for basic and diluted earnings per share
Net income available to common shareholders	$615,860
Denominator:
Basic earnings per share weighted-average shares outstanding	17,243,631
Effect of dilutive securities:
Effect of shares issuable under warrants outstanding, based on the treasury stock method	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,243,631

Basic earnings per share	$0.04
Diluted earnings per share	$0.04

Other contingent shares: The dilutive effect of shares issuable does not include 13,800,000 Public Warrants that are not exercisable until later of the completion of our initial business combination or January 3, 2009. Furthermore, 3,429,300 Founders Warrants and 3,250,000 Sponsors’ warrants are also excluded from the dilutive effect since they are not exercisable until the Public Warrants are exercisable and, in addition with respect to the Founders Warrants, our Common Stock price equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period.

New Accounting Pronouncements— In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

2. Initial Public Offering

On October 9, 2007, the Company sold 12,000,000 units (the “Units”) in the Offering at a price of $10 per Unit. The Offering generated net proceeds of approximately $114,600,000, which, together with $3,450,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. On October 10, 2007, the underwriters exercised the full amount of their over-allotment option for an additional 1,800,000 Units, which closed on October 15, 2007. The exercise of the over-allotment generated additional net proceeds of approximately $16,740,000, which, together with $540,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. After consummation of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate amount of $134,830,000 was deposited in the Trust Account, which consisted of aggregate net proceeds of approximately $128,030,000 from the Offering and the over-allotment, plus $3,990,000 in deferred underwriting discounts and commissions and $3,250,000 of proceeds from the Private Placement, but net of the proceeds from the offering held outside the Trust Account. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and one warrant to purchase one share of Common Stock (the “Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 commencing on the later of the completion of an initial Business Combination and 15 months from the October 3, 2007 and expiring five years from October 3, 2007. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of a Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Simultaneously with the consummation of the Offering, certain of the Company’s affiliates purchased the Sponsors’ Warrants at a purchase price of $1.00 per Sponsors’ Warrant, in a private placement. The proceeds of $3,250,000 were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them subject to (limited exceptions), until after the completion of an initial Business Combination. The purchase price of the Private Placement Warrants approximates the fair value of such warrants.

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

4. Commitments and Related Party Transactions

The Company presently occupies office space provided by two affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering. The accompanying condensed statements of income for the three months ended March 31, 2008 and the period from April 26, 2007 (inception) to March 31, 2008, includes $30,000 and $60,000, respectively of expense related to this agreement.

Pursuant to letter agreements that the Founders entered into with the Company and the underwriters, the Founders waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Certain of the Company’s affiliates have agreed to purchase a total of 1,000,000 units (the “Co-Investment Units”) at a price of $10 per unit (an aggregate price of $10,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These Co-Investment Units will be identical to the units sold in the Offering. The purchasers have agreed that the Co-Investment Units will not be sold, transferred, or assigned (subject to limited exceptions) until at least one year after the completion of the Business Combination.

The Founders and the holders of the Sponsors’ Warrants (or underlying securities) and the holders of the Co-Investment Units (or underlying securities) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. For a description of such registration rights agreement see Part II, Item 8, Note 2 of our 2007 Annual Report on Form 10-K.

5. Preferred Stock

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

6. Common Stock

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

On March 3, 2008, the Company repurchased 20,700 Founders Units from William V. Campbell for the original purchase price of $150 and released Mr. Campbell from the obligation of continuing to serve as a Director of the Company until the earlier of a business Combination or the liquidation of the Company. The purchased units were subsequently cancelled.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at March 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

Results of Operations – Three month period ended March 31, 2008

Interest Income

For the three months ended March 31, 2008, we had interest income of approximately $1.2 million. The average yield during this period was 3.57%. Due to the recent decline in interest rates, we expect our 2008 interest average yield to decline. On May 1, 2008, our yield on investments was 2.46%.

On April 30, 2008 the Federal Reserve Board met and lowered the federal funds rate from 2.25% to 2.00%. We expect these interest rate reductions to negatively impact our reinvestment rate on our cash, cash equivalents and marketable securities for the year ended December 31, 2008.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Operating Expenses

For the three months ended March 31, 2008, we had general and administrative expenses of $189,968, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the three months ended March 31, 2008, income before provision for income taxes was $1,025,865 from interest income and general and administrative expenses discussed above.

Income Taxes

For the three months ended March 31, 2008, income tax expense was $410,005, consisting of $317,615 in federal taxes and $92,390 in state income taxes. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the three months ended March 31, 2008, net income was $615,860, due to the factors discussed above.

Results of Operations – April 26, 2007 (inception) to March 31, 2008

Interest Income

For the period from April 26, 2007 (inception) to March 31, 2008, we had interest income of approximately $2.6 million. The average yield during this period was 4.06%.

Operating Expenses

For the period from April 26, 2007 (inception) to March 31, 2008, we had general and administrative expenses of $409,392, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to March 31, 2008, income before provision for income taxes was $2,224,786 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to March 31, 2008, income tax expense was $888,854, consisting of $688,560 in federal taxes and $200,294 in state income taxes. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the period from April 26, 2007 (inception) to March 31, 2008, net income was $1,335,932, due to the factors discussed above.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

On January 25, 2008, at our instruction, the trustee transferred $611,203 of interest earned on the trust account into our operating cash account for tax payments.

New Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

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

As of March 31, 2008, approximately $132,863,000 (excluding $3,990,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $3,990,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests solely in short-term securities issued or guaranteed by the United States Government. Therefore, due to the conservative nature of our investments, our future interest income sensitivity and risk are limited.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Highlands Acquisition Corp.

Item 4. Procedures and Controls

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Highlands Acquisition Corp.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Highlands Acquisition Corp.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: May 9, 2008
/s/Robert W. Pangia
Robert W. Pangia,
Chief Executive Officer
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer)