Form 10-Q
period 2008-06-30
Highlands Acquisition Corp
filed 2008-08-07
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒ (Do not check if smaller reporting company)   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒   NO ☐

As of August 5, 2008, there were outstanding 17,250,000 shares of Common Stock, par value $0.0001.

TABLE OF CONTENTS

Highlands Acquisition Corp.
(a corporation in the development stage)

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1

Condensed Statements of Operations (Unaudited) - Three months and six months ended June 30, 2008 and for the period April 26, 2007 (inception) to June 30, 2008 and 2007	2

Condensed Statement of Stockholders’ Equity for the Period April 26, 2007 (inception) to June 30, 2008 (Unaudited)	3

Condensed Statements of Cash Flows (Unaudited) - Six months ended June 30, 2008 and for the period April 26, 2007 (inception) to June 30, 2008 and 2007	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4. Submission of Matters to a Vote of the Security Holders	17

Item 6. Exhibits	18

SIGNATURES	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Highlands Acquisition Corp.

(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$137,293	$269,314
Cash held in trust	132,574,881	132,258,345
Cash held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	184,649	66,585
Deferred tax asset	152,214	59,998
Total assets	$137,039,037	$136,644,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,931	$10,945
Accrued expenses	32,661	84,238
Accrued offering costs	-	2,335
Income taxes payable	-	538,847
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,032,592	4,626,365

Common Stock, subject to possible conversion of shares at conversion value	40,448,990	40,448,990

Commitments (Note 4)

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized; 17,250,000 and 17,250,000 shares issued and 17,250,000 and 17,250,000 outstanding in 2008 and 2007, respectively	1,725	1,725
Additional paid-in capital	90,847,090	90,847,090
Income accumulated during the development stage	1,708,640	720,072
Total stockholders’ equity	92,557,455	91,568,887
Total liabilities and stockholders’ equity	$137,039,037	$136,644,242

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2007	For the period April 26, 2007 (inception) to June 30, 2008
Interest income	$821,613	$2,037,446	$-	$3,455,791
General and administrative expenses	156,027	345,995	136	564,419
Formation costs	-	-	1,000	1,000
Income (loss) before provision for income taxes	665,586	1,691,451	(1,136)	2,890,372
Provision for income taxes	292,878	702,883	-	1,181,732
Net income (loss)	$372,708	$988,568	($1,136)	$1,708,640
Net income (loss) per common share - basic and diluted	$0.02	$0.06	($0.00)	$0.14
Weighted average common shares outstanding, basic and diluted	17,240,446	17,242,038	3,450,000	11,906,499

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 26, 2007 (inception) to June 30, 2008

				Income
			Additional	Accumulated
	Common Stock		paid-in	During the	Stockholders’
	Shares	Amount	capital	Development Stage	Equity
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$-	$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000		3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007.	13,800,000	1,380	128,021,425		128,022,805
Proceeds subject to possible conversion			(40,448,990)		(40,448,990)
Net income				720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090	$720,072	$91,568,887
Unaudited
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)		(150)
Issuance of 20,700 units at $0.007 per unit	20,700	2	148		150
Net income				988,568	988,568
Balance at June 30, 2008	17,250,000	$1,725	$90,847,090	$1,708,640	$92,557,455

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2007	For the period April 26, 2007 (inception) to June 30, 2008
Cash flows from operating activities
Net income/(loss)	$988,568	$(1,136)	$1,708,640
Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Income earned on trust account	(2,037,410)	-	(3,455,755)
Increase in prepaid expenses	(118,064)	-	(184,649)
Increase in deferred taxes	(92,216)	-	(152,214)
(Decrease)/increase in accounts payable	(1,014)	-	9,931
(Decrease)/increase in accrued expenses	(51,577)	1,000	32,661
(Decrease) in income taxes payable	(538,847)	-	-
Net cash used in operating activities	(1,850,560)	(136)	(2,041,386)

Cash flows from investing activities
Cash placed in trust account	-	-	(134,830,000)
Disbursements from trust for working capital	150,000	-	150,000
Disbursements from trust to pay taxes	1,570,874	-	1,570,874
Net cash provided by/(used in) investing activities	1,720,874	-	(133,109,126)

Cash flows from financing activities
Proceeds from sale of units to public	-	-	138,000,000
Proceeds from private placement of warrants	-	-	3,250,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from borrowings under notes payable to affiliates	-	100,000	100,000
Payments of notes payable to affiliates	-	-	(100,000)
Payment of offering costs	(2,335)	(64,303)	(5,987,195)
Issuance of founder’s units	150	-	150
Repurchase of founder’s units	(150)	-	(150)
Net cash (used in)/provided by financing activities	(2,335)	60,697	135,287,805
Net (decrease)/increase in cash	(132,021)	60,561	137,293
Cash at beginning of period	269,314	-	-
Cash at end of period	$137,293	$60,561	$137,293

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$-	$8,535	$-
Accrual of deferred underwriting fee	$-	-	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,489,000	-	$1,489,000

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

Interim Financial Information

The unaudited condensed interim financial statements as of June 30, 2008 and for the period from April 26, 2007 (inception) through June 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The registration statement for the Company’s initial public offering (the “Offering”) as described in Note 2 below was declared effective on October 3, 2007. The Company sold 12,000,000 units (the “Units”) in the Offering at a price of $10 per Unit. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and one warrant to purchase one share of Common Stock (the “Warrants”). The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option for an additional 1,800,000 units on October 10, 2007 and consummated it on October 15, 2007. The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (“the Private Placement”) sale of 3,250,000 warrants (the “Sponsors’ Warrants”) to certain affiliates of the Company. The Sponsors’ Warrants are identical to the warrants sold in the Offering, except (i) if the Company calls its warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2, was deposited in a trust account (“Trust Account”) and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At June 30, 2008, the funds are invested in money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. $150,000 has been released for working capital requirements and $1,570,874 has been released to fund tax obligations at June 30, 2008.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (the “Founders”), have agreed to vote their founding shares of Common Stock (the “Founders Common Stock”) included in the units sold to the Founders (the “Founders Units”) in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.

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

Net Income Per Common Share - Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to holders of Common Stock by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential share dilution that could occur if Warrants were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

The following table details the net income per share computations on a basic and diluted basis for the three and six months ended June 30, 2008.

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008

Numerator for basic and diluted earnings per share
Net income available to common shareholders	$372,708	$988,568
Denominator:
Basic earnings per share weighted-average shares outstanding	17,240,446	17,242,038
Effect of dilutive securities:
Effect of shares issuable under warrants outstanding, based on the treasury stock method	-	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,240,446	17,242,038

Basic and diluted earnings per share	$0.02	$0.06

Other contingent shares: The dilutive effect of shares issuable does not include 13,800,000 Warrants included in the Units sold in the Offering that are not exercisable until later of the completion of our initial Business Combination or January 3, 2009. Furthermore, 3,450,000 warrants included in the Founders Units (the “Founders Warrants”) and 3,250,000 Sponsors’ Warrants are also excluded from the dilutive effect since they are not exercisable until the Warrants included in the Units sold in the Offering are exercisable and, in addition with respect to the Founders Warrants, our Common Stock price equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period.

New Accounting Pronouncements — In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

2. Initial Public Offering

On October 9, 2007, the Company sold 12,000,000 Units in the Offering at a price of $10 per Unit. The Offering generated net proceeds of approximately $114,600,000, which, together with $3,450,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. On October 10, 2007, the underwriters exercised the full amount of their over-allotment option for an additional 1,800,000 Units, which closed on October 15, 2007. The exercise of the over-allotment generated additional net proceeds of approximately $16,740,000, which, together with $540,000 in deferred underwriters discounts and commissions, was placed in the Trust Account. After consummation of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate amount of $134,830,000 was deposited in the Trust Account, which consisted of aggregate net proceeds of approximately $128,030,000 from the Offering and the over-allotment, plus $3,990,000 in deferred underwriting discounts and commissions and $3,250,000 of proceeds from the Private Placement, but net of the proceeds from the offering held outside the Trust Account. Each Unit consists of one share of Common Stock and one Warrant. Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 commencing on the later of the completion of an initial Business Combination and 15 months from the October 3, 2007 and expiring five years from October 3, 2007. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of a Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Simultaneously with the consummation of the Offering, certain of the Company’s affiliates purchased the Sponsors’ Warrants at a purchase price of $1.00 per Sponsors’ Warrant, in a private placement. The proceeds of $3,250,000 were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them subject to (limited exceptions), until after the completion of an initial Business Combination. The purchase price of the Private Placement Warrants approximated the fair value of such warrants.

The Founders and the holders of the Sponsors’ Warrants and Co-Investment Units (as described in Note 4 below) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. At any time and from time to time on or after the date that is 30 days after the Company consummates a Business Combination, the holders of a majority-in-interest of the Founders Units (and underlying securities), the Sponsors’ Warrants (and underlying securities) or the Co-Investment Units (and underlying securities) may make a written demand that the Company register such securities under the Securities Act of 1933, as amended. The Company is not obligated to effect more than an aggregate of two such demand registrations. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

3. Commitments and Related Party Transactions

The Company presently occupies office space provided by two affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering. The accompanying condensed statements of operations for the three months ended June 30, 2008 and the period from April 26, 2007 (inception) to June 30, 2008, includes $30,000 and $60,000, respectively of expense related to this agreement.

Pursuant to letter agreements that the Founders entered into with the Company and the underwriters, the Founders waived their right to receive distributions with respect to their shares of Founders Common Stock upon the Company’s liquidation.

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

4. Preferred Stock

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

5. Common Stock

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

On May 12, 2008, the Company issued 20,700 units with certain service and vesting requirements to Ronnie P. Barnes for $150. In addition, the units sold to Ronnie P. Barnes are subject to the same rights and restrictions as the Founders Units, as more fully described in Item 2 of Part II below. Due to the rights and performance restrictions of the Founders units issued to Mr. Barnes, the Company will record a $194,844 non-cash charge when the Business Combination is consummated.

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

Overview

We were formed on April 26, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (the “Business Combination”). Our efforts in identifying a prospective target business are not limited to a particular industry, although we intend to focus our search for target businesses in the healthcare industry. The healthcare industry encompasses all healthcare service companies, including, among others, managed care companies, hospitals, healthcare system companies, physician groups, diagnostic service companies, medical device companies and other healthcare-related entities. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies and Use of Estimates

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at June 30, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

Results of Operations - Three month period ended June 30, 2008

Interest Income

For the three months ended June 30, 2008, we had interest income of approximately $0.8 million. The average yield during this period was 2.40%. Due to the recent decline in interest rates, we expect our 2008 interest average yield to decline. On July 30, 2008, our yield on investments was 2.26%.

On April 30, 2008 the Federal Reserve Board met and lowered the federal funds rate from 2.25% to 2.00%. We expect these interest rate reductions to negatively impact our reinvestment rate on our cash, cash equivalents and marketable securities for the year ended December 31, 2008. On June 25, 2008, the Federal Reserve Board met and maintained the federal funds rate at 2.00%.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

General and Administrative Expenses

For the three months ended June 30, 2008, we had general and administrative expenses of $156,027, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the three months ended June 30, 2008, income before provision for income taxes was $665,586 from interest income and general and administrative expenses discussed above.

Income Taxes

For the three months ended June 30, 2008, income tax expense was $292,878 (44.00% effective rate), consisting of $192,581 in federal taxes and $100,297 in state income taxes. Since it is not more likely than not we will be able to use our cumulative state tax losses in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the three months ended June 30, 2008, net income was $372,708, due to the factors discussed above.

Results of Operations - Six month period ended June 30, 2008

Interest Income

For the six months ended June 30, 2008, we had interest income of approximately $2.0 million. The average yield during this period was 2.98%.

General and Administrative Expenses

For the six months ended June 30, 2008, we had general and administrative expenses of $345,995, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the six months ended June 30, 2008, income before provision for income taxes was $1,691,451 from interest income and general and administrative expenses discussed above.

Income Taxes

For the six months ended June 30, 2008, income tax expense was $702,883 (41.56% effective rate), consisting of $510,197 in federal taxes and $192,686 in state income taxes. Since it is not more likely than not that we will be able to use our cumulative state tax losses in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Net Income

For the six months ended June 30, 2008, net income was $988,568, due to the factors discussed above.

Results of Operations - April 26, 2007 (inception) to June 30, 2008

Interest Income

For the period from April 26, 2007 (inception) to June 30, 2008, we had interest income of approximately $3.5 million. The average yield during this period was 3.49%.

General and Administrative Expenses

For the period from April 26, 2007 (inception) to June 30, 2008, we had general and administrative and formation expenses of $564,419 and $1,000, respectively, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2008, income before provision for income taxes was $2,890,372 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2008, income tax expense was $1,181,732 (40.89% effective rate), consisting of $881,143 in federal taxes and $300,589 in state income taxes. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the period from April 26, 2007 (inception) to June 30, 2008, net income was $1,708,640, due to the factors discussed above.

Results of Operations - April 26, 2007 (inception) to June 30, 2007

Interest Income

For the period from April 26, 2007 (inception) to June 30, 2007, we had no interest income.

General and Administrative Expenses

For the period from April 26, 2007 (inception) to June 30, 2007, we had formation and general and administrative expenses of $1,000 and $136, respectively, primarily consisting of formation and printing costs.

Loss Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2007, loss before provision for income taxes was $1,136 from formation and general and administrative expenses discussed above.

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2007, there was no income tax expense recorded.

Net Loss

For the period from April 26, 2007 (inception) to June 30, 2007, net loss was $(1,136), due to the factors discussed above.

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

• $195,000 of expenses in legal and accounting fees relating to our Securities and Exchange Commission (“SEC”) reporting obligations;

• $240,000 for the administrative fee payable to Kanders & Company, Inc. and Ivy Capital Partners, each an affiliate of certain of our officers and directors, ($10,000 per month for twenty four months); and

• $885,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $150,000 for director and officer liability insurance premiums.

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Commencing on October 3, 2007 and ending upon the consummation of a Business Combination or our liquidation, we began incurring a fee from Kanders & Company, Inc. and Ivy Capital Partners, of $10,000 per month for office space, administrative and support services. In addition, in April 2007, Kanders & Company, Inc. and Ivy Capital Partners advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

See below for amounts transferred at our instruction from our trustee to pay for certain tax and working capital payments.

	Taxes	Working Capital	Total
January 25, 2008	$611,203	$-	$611,203
April 9, 2008	130,000		130,000
June 11, 2008	829,671		829,671
June 25, 2008		150,000	150,000
Total	$1,570,874	$150,000	$1,720,874

New Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

As of June 30, 2008, approximately $132,575,000 (excluding $3,990,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $3,990,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests solely in short-term securities issued or guaranteed by the United States Government. Therefore, due to the conservative nature of our investments, our future interest income sensitivity and risk are limited.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2008, Ronnie P. Barnes, a director of the Company, purchased 20,700 units (the “Barnes Units”), with each unit consisting of one share of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and one warrant to purchase one share of Common Stock, for an aggregate purchase price of $150. The Barnes Units were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the proceeds from their sale were used by the Company for general corporate purposes. The Barnes Units are subject to the same rights and restrictions as the units (the “Founders Units”) sold to the Company’s founders. The Founders Units are identical to the units sold in the Company’s initial public offering, except that:

•
the warrants (the “Founders Warrants”) included in the Founders Units will become exercisable after the public stockholders’ warrants become exercisable if and when (i) the last sales price of the Common Stock exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after the consummation of the Company’s initial Business Combination and (ii) there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Founders Warrants;

•	the Founders Warrants will not be redeemable by the Company as long as they are held by the Founders or their permitted transferees;

•
the Founders have agreed to vote the shares of Common Stock included in the Founders Units (the “Founders Common Stock”) in the same manner as the majority of shares cast by the Public Stockholders in connection with the vote required to approve the Company’s initial Business Combination and for the proposal to amend the Company’s certificate of incorporation to provide for the Company’s perpetual existence;

•	the Founders will not be able to exercise conversion rights with respect to the Founders Common Stock;

•	the Founders have agreed to waive their rights to participate in any liquidation distribution with respect to the Founders Common Stock if the Company fails to consummate a Business Combination; and

•
the Founders Common Stock and Founders Warrants are subject to the following transfer restrictions: (i) all of the Founders Units (including the Barnes Units) have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to the limited exceptions described below, the Founders Common Stock will be held in escrow until one year after the consummation of the Company’s initial Business Combination and the Founders Warrants will remain in escrow until they become exercisable. All of the Founders Common Stock and Founders Warrants will be released from escrow earlier than described above if, subsequent to the Company’s initial Business Combination, (i) the last sales price of the Common Stock equals or exceeds $20.00 per share for any 20 trading days within any 30-trading day period beginning 90 days after the Company’s initial Business Combination or (ii) the Company’s consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. The Founders have agreed, subject to certain exceptions, not to sell or otherwise transfer any of the Founders Common Stock or Founders Warrants until they are released from escrow. Furthermore, the interest holders of any Founder that is an entity have agreed not to transfer their ownership interests in such entity to anyone other than another Founder or an entity of which the Founders are the beneficial owners, or beneficiaries of, until termination of the transfer restrictions.

Highlands Acquisition Corp.

In addition, Ronnie P. Barnes has agreed that, in the event he resigns and terminates his service as a director of the Company or he refuses to stand for reelection as a director of the Company prior to the earlier to occur of (i) the expiration of the escrow periods for the Founders Common Stock and Founders Warrants described above, (ii) the liquidation of the Company or (iii) the expiration of his term as a director of the Company if the board of directors of the Company fails to re-nominate him for election as a director of the Company or the stockholders of the Company fail to re-elect him as a director, the Barnes Units shall be forfeited by him and sold, transferred, conveyed, assigned and delivered to the Company for cancellation.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 4, 2008. Of the 17,229,300 shares of common stock entitled to vote at the meeting, 15,935,237 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 92.5% of our outstanding shares of common stock. Listed below are the matters voted upon at our Annual Meeting of Stockholders and the voting results:

	FOR	WITHHELD
	------------	-------------
Proposal 1. Election of Directors:
Michael A. Henning	15,926,637	8,600
William F. Owens	15,926,637	8,600

	FOR	AGAINST	WITHHELD
Proposal 2. Ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:	15,595,402	259,815	80,020

Highlands Acquisition Corp.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Ronnie P. Barnes Letter Agreement

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: August 7, 2008

/s/Robert W. Pangia ---------------------------- Robert W. Pangia, Chief Executive Officer (Principal Executive Officer)

/s/ Philip A. Baratelli --------------------------- Philip A. Baratelli, Chief Financial Officer (Principal Financial Officer)