Form 10-Q
period 2008-09-30
Highlands Acquisition Corp
filed 2008-11-10
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of November 5, 2008, there were outstanding 17,250,000 shares of Common Stock, par value $0.0001.

TABLE OF CONTENTS

Highlands Acquisition Corp.
(a corporation in the development stage)

Page
PART I. FINANCIAL INFORMATION:	1

Item 1. Financial Statements	1

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	1

Condensed Statements of Operations (Unaudited) – Three months and nine months ended September 30, 2008, three months ended September 30, 2007 and for the periods April 26, 2007 (inception) to September 30, 2008 and 2007	2

Condensed Statement of Stockholders’ Equity for the Period April 26, 2007 (inception) to September 30, 2008 (Unaudited)	3

Condensed Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2008 and for the periods April 26, 2007 (inception) to September 30, 2008 and 2007	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1A. Risk Factors	19

Item 6. Exhibits	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Highlands Acquisition Corp.

(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$274,468	$269,314
Cash held in trust	132,802,261	132,258,345
Cash held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	64,981	66,585
Prepaid income taxes	100,258	-
Deferred tax asset	235,513	59,998
Total assets	$137,467,481	$136,644,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,136	$10,945
Accrued expenses	43,911	84,238
Accrued offering costs	-	2,335
Income taxes payable	-	538,847
Deferred trust interest	104,751	-
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,162,798	4,626,365

Common Stock, subject to possible conversion of shares at conversion value	40,448,990	40,448,990

Commitments (Note 3)

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized; 17,250,000 shares issued and outstanding in 2008 and 2007	1,725	1,725
Additional paid-in capital	90,847,090	90,847,090
Income accumulated during the development stage	2,006,878	720,072
Total stockholders’ equity	92,855,693	91,568,887
Total liabilities and stockholders’ equity	$137,467,481	$136,644,242

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	For the period April 26, 2007 (inception) to September 30, 2007	For the period April 26, 2007 (inception) to September 30, 2008
Interest income	$767,344	$-	$2,804,790	$-	$4,223,135
Deferred interest income	(104,751)	-	(104,751)	-	(104,751)
Net interest income	662,593	-	2,700,039	-	4,118,384
General and administrative expenses	152,858	6,319	498,853	6,455	717,277
Formation costs	-	-	-	1,000	1,000
Income (loss) before provision for income taxes	509,735	(6,319)	2,201,186	(7,455)	3,400,107
Provision for income taxes	211,497	-	914,380	-	1,393,229
Net income (loss)	$298,238	$(6,319)	$1,286,806	$(7,455)	$2,006,878
Net income (loss) per common share – basic and diluted	$0.02	$(0.00)	$0.07	$(0.00)	$0.16
Weighted average common shares outstanding, basic and diluted	17,250,000	3,450,000	17,244,712	3,450,000	12,846,465

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 26, 2007 (inception) to September 30, 2008

	Common Stock		Additional paid-in	Income Accumulated During the	Stockholders’
	Shares	Amount	capital	Development Stage	Equity
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$-	$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000		3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007	13,800,000	1,380	128,021,425		128,022,805
Proceeds subject to possible conversion			(40,448,990)		(40,448,990)
Net income				720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090	$720,072	$91,568,887
Unaudited
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)		(150)
Issuance of 20,700 units at $0.007 per unit	20,700	2	148		150
Net income				1,286,806	1,286,806
Balance at September 30, 2008	17,250,000	$1,725	$90,847,090	$2,006,878	$92,855,693

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2008	For the period April 26, 2007 (inception) to September 30, 2007	For the period April 26, 2007 (inception) to September 30, 2008
Cash flows from operating activities
Net income/(loss)	$1,286,806	$(7,455)	$2,006,878
Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Income earned on trust account	(2,804,790)	-	(4,223,135)
Decrease/(increase) in prepaid expenses	1,604	(71,524)	(64,981)
Increase in prepaid taxes	(100,258)	-	(100,258)
Increase in deferred taxes	(175,515)	-	(235,513)
Increase in accounts payable	13,191	72,572	24,136
(Decrease)/increase in accrued expenses	(40,327)	1,000	43,911
Decrease in income tax payable	(538,847)	-	-
Increase in deferred trust interest	104,751	-	104,751
Net cash used in operating activities	(2,253,385)	(5,407)	(2,444,211)

Cash flows from investing activities
Cash placed in trust account	-	-	(134,830,000)
Disbursements from trust for working capital	450,000	-	450,000
Disbursements from trust to pay taxes	1,810,874	-	1,810,874
Net cash provided by/(used in) investing activities	2,260,874	-	(132,569,126)

Cash flows from financing activities
Proceeds from sale of units to public	-	-	138,000,000
Proceeds from private placement of warrants	-	-	3,250,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from borrowings under notes payable to affiliates	-	100,000	100,000
Payments of notes payable to affiliates	-	-	(100,000)
Payment of offering costs	(2,335)	(59,303)	(5,987,195)
Issuance of founder’s units	150	-	150
Repurchase of founder’s units	(150)	-	(150)
Net cash (used in)/provided by financing activities	(2,335)	65,697	135,287,805
Net increase in cash	5,154	60,290	274,468
Cash at beginning of period	269,314	-	-
Cash at end of period	$274,468	$60,290	$274,468

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$-	$138,512	$-
Accrual of deferred underwriting fee	$-	-	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,729,000	-	$1,729,000

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

Interim Financial Information

The unaudited condensed interim financial statements as of September 30, 2008 and for the period from April 26, 2007 (inception) through September 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering (including the exercise of the over-allotment option by the underwriters) and the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2, was deposited in a trust account (“Trust Account”) and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At September 30, 2008, the Company’s trust account balance of approximately $136,800,000 was invested in the Morgan Stanley Institutional Liquidity Funds – Government Portfolio (stock symbol: MVRXX). Based upon information provided by Morgan Stanley, (i) the Government Portfolio seeks to maintain a stable net asset value of $1.00 per share by investing exclusively in obligations of the U.S. Government and its agencies and instrumentalities and in repurchase agreements collateralized by such securities; (ii) at September 30, 2008, 71.3% of the portfolio was invested in U.S. Government Agency Securities and 28.7% of the portfolio was invested in repurchase agreements collateralized by U.S. Government and Agency securities; and (iii) as of October 24, 2008, the one day yield was 1.72%, and the weighted average maturity was twenty-one days. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. $450,000 has been released for working capital requirements and $1,810,874 has been released to fund tax obligations at September 30, 2008.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

The following table details the net income per share computations on a basic and diluted basis for the three and nine months ended September 30, 2008.

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008

Numerator for basic and diluted earnings per share
Net income available to common shareholders	$298,238	$1,286,806
Denominator:
Basic earnings per share weighted-average shares outstanding	17,250,000	17,244,712
Effect of dilutive securities:	-	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,250,000	17,244,712

Basic and diluted earnings per share	$0.02	$0.07

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

New Accounting Pronouncements— In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby believes it will not impact preparation of the financial statements.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its financial statements.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements—(Continued)

The Founders and the holders of the Sponsors’ Warrants and Co-Investment Units (as described in Note 3 below) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. At any time and from time to time on or after the date that is 30 days after the Company consummates a Business Combination, the holders of a majority-in-interest of the Founders Units (and underlying securities), the Sponsors’ Warrants (and underlying securities) or the Co-Investment Units (and underlying securities) may make a written demand that the Company register such securities under the Securities Act of 1933, as amended. The Company is not obligated to effect more than an aggregate of two such demand registrations. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

3. Commitments and Related Party Transactions

The Company presently occupies office space provided by two affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering. The accompanying condensed statements of operations for the three months ended September 30, 2008 and the period from April 26, 2007 (inception) to September 30, 2008, includes $30,000 and $120,000, respectively of expense related to this agreement.

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

The Founders and the holders of the Sponsors’ Warrants (or underlying securities) and the holders of the Co-Investment Units (or underlying securities) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. At any time, and from time to time, on or after the date that is 30 days after the Company consummates a Business Combination, the holders of a majority-in-interest of the Founders’ Units (and underlying securities), the Sponsors’ Warrants (and underlying securities) or the Co-Investment Units (and underlying securities) may make a written demand that the Company register such securities under the Securities Act of 1933, as amended. The Company is not obligated to effect more than an aggregate of two such demand registrations. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

6. Deferred Trust Interest

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,139,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to possible conversion of shares on the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. This interest is reflected on the balance sheet as deferred trust interest. The calculation of the amount potentially due to dissenting shareholders is as follows:

Deferred Trust Interest as of September 30, 2008

Total interest income earned since inception	$4,223,135
Total taxes paid since inception	$(1,839,960)
Prepaid income taxes	$100,258
Accrued franchise taxes	$(34,261)
Working capital allowance	$(2,100,000)
Total base for deferral	$349,172
Conversion %	29.9999%
Deferred trust interest	$104,751

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at September 30, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments. We do not currently have any derivative instruments.

Results of Operations - Three month period ended September 30, 2008

Interest Income

For the three months ended September 30, 2008, we had interest income of approximately $0.8 million. The average yield during this period was 2.24%. Due to the recent decline in interest rates, we expect our 2008 interest average yield to decline. On October 24, 2008, our yield on investments was 1.72%.

On October 8, 2008 the Federal Reserve Board met and lowered the federal funds rate from 2.00% to 1.50%. On October 29, 2008, the Federal Reserve Board met and lowered the federal funds rate from 1.50% to 1.00%. We expect these interest rate reductions to negatively impact our reinvestment rate on our cash, cash equivalents and marketable securities for the year ended December 31, 2008.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Deferred Trust Interest

For the three months ended September 30, 2008, we had deferred trust interest of $104,751 representing the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 6), in the event of an acquisition as described more fully in Note 2. The deferred trust interest is calculated as follows:

Deferred Trust Interest as of September 30, 2008

Total interest income earned since inception	$4,223,135
Total taxes paid since inception	$(1,839,960)
Prepaid income taxes	$100,258
Accrued franchise taxes	$(34,261)
Working capital allowance	$(2,100,000)
Total base for deferral	$349,172
Conversion %	29.9999%
Deferred trust interest	$104,751

General and Administrative Expenses

For the three months ended September 30, 2008, we had general and administrative expenses of $152,858, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the three months ended September 30, 2008, income before provision for income taxes was $509,735 from interest income and general and administrative expenses discussed above.

Income Taxes

For the three months ended September 30, 2008, income tax expense was $211,497 (41.49% effective rate), consisting of $145,068 in federal taxes and $66,429 in state income taxes. Since it is not more likely than not that we will be able to use our cumulative state tax losses in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the three months ended September 30, 2008, net income was $298,238, due to the factors discussed above.

Results of Operations – Three Month period ended September 30, 2007

Interest Income

For the three month period ended September 30, 2007, we had no interest income.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Deferred Trust Interest

For the three month period ended September 30, 2007, we had no deferred trust interest.

General and Administrative Expenses

For the three month period ended September 30, 2007, we had general and administrative expenses of $6,319 primarily consisting of insurance costs.

Loss Before Provision for Income Taxes

For the three month period ended September 30, 2007, loss before provision for income taxes was $6,319 from general and administrative expenses discussed above.

Income Taxes

For the three month period ended September 30, 2007, there was no income tax benefit recorded.

Net Loss

For the three month period ended September 30, 2007, net loss was $(6,319), due to the factors discussed above.

Results of Operations – Nine month period ended September 30, 2008

Interest Income

For the nine months ended September 30, 2008, we had interest income of approximately $2,800,000. The average yield during this period was 2.73%.

Deferred Trust Interest

For the nine months ended September 30, 2008, we had deferred trust interest of $104,751 representing the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 6), in the event of an acquisition. The deferred trust interest is calculated as follows:

Deferred Trust Interest as of September 30, 2008

Total interest income earned since inception	$4,223,135
Total taxes paid since inception	$(1,839,960)
Prepaid income taxes	$100,258
Accrued franchise taxes	$(34,261)
Working capital allowance	$(2,100,000)
Total base for deferral	$349,172
Conversion %	29.9999%
Deferred trust interest	$104,751

General and Administrative Expenses

For the nine months ended September 30, 2008, we had general and administrative expenses of $498,853, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Income Before Provision for Income Taxes

For the nine months ended September 30, 2008, income before provision for income taxes was $2,201,186 from interest income and general and administrative expenses discussed above.

Income Taxes

For the nine months ended September 30, 2008, income tax expense was $914,380 (41.54% effective rate), consisting of $655,265 in federal taxes and $259,115 in state income taxes. Since it is not more likely than not that we will be able to use our cumulative state tax assets in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the nine months ended September 30, 2008, net income was $1,286,806, due to the factors discussed above.

Results of Operations - April 26, 2007 (inception) to September 30, 2008

Interest Income

For the period from April 26, 2007 (inception) to September 30, 2008, we had gross interest income of approximately $4,200,000. The average yield during this period was 3.16%.

General and Administrative Expenses

For the period from April 26, 2007 (inception) to September 30, 2008, we had general and administrative and formation expenses of $717,277 and $1,000, respectively, primarily consisting of legal expenses, administrative services fee, accounting fees, Delaware franchise taxes, travel expenses, and directors and officer’s liability insurance.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to September 30, 2008, income before provision for income taxes was $3,400,107 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to September 30, 2008, income tax expense was $1,393,229 (40.98% effective rate), consisting of $1,026,211 in federal taxes and $367,018 in state income taxes. The trustee of the trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in the trust account.

Net Income

For the period from April 26, 2007 (inception) to September 30, 2008, net income was $2,006,878, due to the factors discussed above.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Continued

Results of Operations - April 26, 2007 (inception) to September 30, 2007

Interest Income

For the period from April 26, 2007 (inception) to September 30, 2007, we had no interest income.

Deferred Trust Interest

For the period from April 26, 2007 (inception) to September 30, 2007, we had no deferred trust interest.

General and Administrative Expenses

For the period from April 26, 2007 (inception) to September 30, 2007, we had general and administrative and formation expenses of $6,455 and $1,000, respectively, primarily consisting of insurance and formation costs.

Loss Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to September 30, 2007, loss before provision for income taxes was $7,455 from general and administrative and formation expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to September 30, 2007, there was no income tax benefit recorded.

Net Loss

For the period from April 26, 2007 (inception) to September 30, 2007, net loss was $(7,455), due to the factors discussed above.

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

We expect our primary liquidity requirements during this two year period to include:

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

See below for amounts transferred at our instruction from our trustee to pay for certain tax and working capital payments.

	Taxes	Working Capital	Total
January 25, 2008	$611,203	$-	$611,203
April 9, 2008	130,000		130,000
June 11, 2008	829,671		829,671
June 25, 2008		150,000	150,000
September 5, 2008	240,000		240,000
September 8, 2008		300,000	300,000
Total	$1,810,874	$450,000	$2,260,874

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby believes it will not impact preparation of the consolidated financial statements.

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

As of September 30, 2008, approximately $132,802,000 (excluding $3,990,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $3,990,000 of deferred underwriting discounts and commissions) have been invested the Morgan Stanley Institutional Liquidity Funds – Government Portfolio (stock symbol:  MVRXX).  Based upon information provided by Morgan Stanley, (i) the Government Portfolio seeks to maintain a stable net asset value of $1.00 per share by investing exclusively in obligations of the U.S. Government and its agencies and instrumentalities and in repurchase agreements collateralized by such securities; (ii) at September 30, 2008, 71.3% of the portfolio was invested in U.S. Government Agency Securities and 28.7% of the portfolio was invested in repurchase agreements collateralized by U.S. Government and Agency securities; and (iii) as of October 24, 2008, the one day yield was 1.72%, and the weighted average maturity was twenty-one days. Therefore, due to the conservative nature of our investments, our future interest income sensitivity and risk are limited.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Highlands Acquisition Corp.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Highlands Acquisition Corp.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing that may be necessary to effectively consummate our initial business combination, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, reductions in interest rates resulting from actions by the Federal Reserve Board will result in reduced interest income to our Company, which may have an adverse effect on our business and financial condition.

Except as discussed above, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Highlands Acquisition Corp.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description
3.1	By-Laws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: November 10, 2008

/s/Robert W. Pangia
Robert W. Pangia,
Chief Executive Officer
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer)