Form 10-K
period 2008-12-31
Highlands Acquisition Corp
filed 2009-03-12
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

(201) 573-8400
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

Units, each consisting of one share of	NYSE Alternext US
Common stock, par value $.0001 per share,
and one Warrant

Common Stock, par value $.0001 per share	NYSE Alternext US

Warrants, each exercisable for one share of	NYSE Alternext US
Common Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐  Accelerated filer ☒  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the NYSE Alternext US (f/k/a the American Stock Exchange) was approximately $106,116,618.

In determining the market value of the voting and non-voting common equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding at March 3, 2009 was 17,250,000 shares.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's 2008 fiscal year end are incorporated by reference into Part III of this report.

Forward-Looking Statements

This report, and the information incorporated by reference in it, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to maintain the listing of our securities on the NYSE Alternext US or an inability to have our securities listed on the NYSE Alternext US following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” of Part I, Item 1A of this report.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Highlands Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons, including our founders, in, or subsequent to, our initial public offering, provided that our founders’ status as “public stockholders” shall only exist with respect to those securities so purchased.

PART I

ITEM 1.  Business

Introduction

We were formed on April 26, 2007, as a blank check corporation for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will not be limited to a particular industry.  Although we initially focused our search for a target business in the healthcare industry, we have expanded our focus to include other industries as well, in addition to the healthcare industry.

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

We received net proceeds of approximately $131.3 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants.  In addition, the Company received approximately $3.99 million attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination.  A total of $135.3 was deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the sections appearing elsewhere in this report entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our efforts in identifying a prospective target business will not be limited to a particular industry.  Although we initially focused our search for target businesses in the healthcare industry, we have expanded our focus to include other industries as well, in addition to the healthcare industry. Accordingly, although our management’s expertise is primarily in the healthcare industry, if we are presented with an opportunity in another industry that would be in our stockholders’ best interests, we may pursue that opportunity. We will consider all potentially attractive business opportunities that we locate or are presented to us.

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

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $3.99 million could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

Strong Financial position

With a trust account of approximately $133.2 million at December 31, 2008 (excluding the $3.99 deferred underwriting fee and the additional $10.0 million we will receive from the co-investment), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by having significant cash resources or reducing its debt ratio. Because we are able to consummate a business combination using the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants and co-investment units, our capital stock, debt or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to reflect the needs of the parties. However, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their conversion rights, we may either need to reserve part of the trust account for possible payment upon their conversion, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination will be subject to these contingencies.

Management Expertise

Our management team possesses a substantial level of healthcare industry public market, private equity and capital raising experience as investors, operators and managers. Collectively, our officers and directors have over 100 years of experience in structuring, negotiating, managing and consummating merger and acquisitions.

Ivy Capital Partners, the General Partner of Ivy Healthcare Capital, L.P. and Ivy Healthcare Capital II, L.P., which we refer to collectively as Ivy Capital Partners, is an affiliate of each of Robert W. Pangia, our Chief Executive Officer, Russell F. Warren, M.D., the Chairman of our Board of Directors, and Russell F. Warren, Jr., a member of our Board of Directors. Ivy Capital Partners is a healthcare-focused private equity firm based in Montvale, New Jersey that invests in companies, and manages such companies as a result of its officers’ and directors’ board positions with such companies, within the medical device, life sciences and healthcare services sectors, with particular experience in the orthopedic industry (which encompasses all companies that provide orthopedic services and products such as orthopedic implants and prostheses). We believe that Ivy Capital Partners’ in-depth knowledge of the healthcare industry increases its ability to source and create transactions, conduct effective due diligence, recruit seasoned management teams, partner with senior managers at its portfolio companies to design ways of growing and improving their business, and provide access to a network of resources that strengthen operational excellence to maximize investment returns. Ivy Capital Partners believes that industry specialization and knowledge improves its risk-adjusted returns by allowing the firm to identify and capitalize upon emerging medical product and service trends. For each of its investments, Ivy Capital Partners seeks to fully understand the general industry and company-specific risks and opportunities by utilizing its broad network of healthcare industry experts, investment operations and clinical experience. This approach to due diligence reflects the firm’s conviction that long-term value creation is dependent upon detailed industry and operational knowledge. Ivy Capital Partners’ track record is based on the depth, breadth and experience of its investment team. Russell F. Warren, Jr. co-founded and was the CEO of Professional Sports Care Management, Inc., which he helped develop into the largest chain of physical rehabilitation clinics in the New York tri-state region. Professional Sports Care Management completed an initial public offering in 1994 and was sold to HealthSouth in 1996. In 1997, Mr. Warren co-founded Ivy Realty and, through numerous acquisitions, built a commercial real estate portfolio valued in excess of $1.2 billion. From 1989 to 1996, Robert W. Pangia served as Executive Vice President and Director of Investment Banking at Paine Webber Incorporated, where he oversaw all of the investment bank’s mergers and acquisitions and corporate finance activities. Mr. Pangia currently acts as a director of Biogen Idec, a Nasdaq-listed biotechnology company, McAfee, Inc., a New York Stock Exchange listed supplier of computer security solutions, and was formerly a director at Icos Corporation, a biotechnology company that was acquired by Eli Lilly and Company, and Athena Neurosciences, a research-based pharmaceutical company. Russell F. Warren, M.D. is Surgeon-in-Chief Emeritus of the Hospital for Special Surgery and has published over 250 peer-reviewed scientific articles. Dr. Warren has patented a number of his inventions to treat orthopedic conditions in the knee and shoulder and, for the past 20 years, has served as the team doctor for the New York Giants football team. To date, Ivy Capital Partners has funded 17 portfolio companies with four of these companies providing liquidity opportunities for their investors.

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

Prior to completion of a business combination, we will seek to have all vendors (excluding our independent registered public accountants), prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a potential contracted party was to refuse to execute a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute a waiver, then Kanders & Company and Ivy Capital Partners will be liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the proceeds in the trust account payable to our public stockholders in the event of a liquidation. However, if a potential contracted party executes a valid and enforceable waiver, then Kanders & Company and Ivy Capital Partners will have no liability as to any claimed amounts owed to a contracted party.

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

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against such business combination and such business combination is approved and completed. Our founders will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or underlying the founders’ units or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any interest income on the trust account balance previously released to us to pay our tax obligations and net of interest income of up to $2.1 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The per-share conversion price before interest would be approximately $9.77 per share, or $0.23 less than the per-unit offering price of $10.00.

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

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing our initial business combination that may otherwise be approved by a majority of our public stockholders. The conversion price will be approximately $9.77 per share plus any applicable interest.  As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

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

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 3, 2009. This provision may not be amended except in connection with the consummation of our initial business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our Board of Directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b) (5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our Board of Directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state. We view this provision terminating our corporate life by October 3, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination.

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

Facilities

We currently maintain our executive offices at One Paragon Drive, Suite 125, Montvale, New Jersey 07645.  The cost for this office is included in the aggregate $10,000 per-month fee described above that Ivy Capital Partners and Kanders & Company, Inc. charge us for office space, secretarial support and administrative and general services.  We believe, based on rents and fees for similar services in Montvale, New Jersey, that the fee charged by Ivy Capital Partners and Kanders & Company, Inc. is at least as favorable as we could have obtained from an unaffiliated person.  We consider our current office space adequate for our current operations.

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

The executive officers of our Company as of March 14, 2008 are as follows:

Robert W. Pangia, 57, has served as our Chief Executive Officer since our inception. Mr. Pangia has 30 years of experience in the investment banking and private equity businesses with a particular emphasis on working with healthcare and technology companies. In February 2002, Mr. Pangia co-founded Ivy Capital Partners, the General Partner of Ivy Healthcare Capital L.P. and Ivy Healthcare Capital II L.P., to take advantage of a pipeline of investment opportunities in the orthopedic sector of the healthcare market. To date, Ivy Capital Partners has funded 17 portfolio companies in the healthcare market. From 1997 to February 2003, Mr. Pangia worked as a private merchant banker. From 1989 until 1996, Mr. Pangia worked at PaineWebber Incorporated, a wealth management services provider where he served as Executive Vice President and Director of Investment Banking. He also held a number of senior management positions including; Member of the Board of Directors of PaineWebber Incorporated, member of the firm’s executive and operating committees and Chairman of the firm’s equity commitment committee. From 1977 to 1986, Mr. Pangia worked as an investment banker for Kidder, Peabody & Co. Inc., and from 1986 to 1987, Mr. Pangia was a Managing Director in the investment banking division of Drexel Burnham Lambert. Mr. Pangia is currently serving as a director for an Ivy portfolio company: Gentis, Inc., a privately-held company that has developed a proprietary implant for restoring the normal function of a degenerated intervertebral disc. In addition, Mr. Pangia is currently a director of Biogen Idec Inc., a Nasdaq-listed biotechnology company, and McAfee, Inc., a New York Stock Exchange listed supplier of computer security solutions. Mr. Pangia was formerly a Director of Icos Corporation, a biotechnology company that was acquired by Eli Lilly and Company, Athena Neurosciences, a research-based pharmaceutical company, Ryan Beck Corporation, a financial services firm providing investment banking and equity research services to companies in a variety of industries, and Scandius BioMedical, Inc., a previous portfolio company of Ivy Healthcare Capital L.P. that was acquired by Covidien Ltd. on November 13, 2007.  Mr. Pangia received an A.B. from Brown University and an M.B.A. with distinction from the Columbia University Graduate School of Business.

Philip A. Baratelli, 41, has served as our Chief Financial Officer since our inception.  Since February 2007, Mr. Baratelli has served as Chief Financial Officer for Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Warren B. Kanders that makes investments in and provides consulting services to public and private entities, and Clarus Corporation, a publicly-held company, formerly a provider of software solutions and currently seeking to redeploy its assets through the acquisition of a target business. From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions. Mr. Baratelli received a Bachelor of Science in Finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

Gary M. Julien, 39, has served as our Vice President, Corporate Development since our inception.  Since January 2007, Mr. Julien has served as Vice President, Corporate Development for Kanders & Company and Clarus Corporation, where his primary responsibilities include sourcing, negotiating and consummating acquisitions, investments and related transactions. From January 2003 to December 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc. where he oversaw all mergers, acquisitions and divestitures for the company, executing 15 transactions during this period. From March 2002 through January 2003, Mr. Julien founded and was President of Sequent Capital Advisors, a financial advisory firm focused on secondary transactions in the private equity and venture capital market. From 1998 to March 2002, Mr. Julien was Director of Corporate Development for Global Crossing Ltd., a developer and owner of a global fiber optic telecommunications network, where he led and supported several mergers and acquisitions, joint ventures and minority investments. Mr. Julien began his career at Turner Broadcasting and worked at Bear Stearns in equity research while attending graduate business school. He received a B.S. from the Newhouse School of Communications at Syracuse University and an M.B.A. with honors from the Columbia University Graduate School of Business.

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

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K or any of our other filings with the Securities and Exchange Commission.

ITEM 1A.  Risk Factors

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

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

Pursuant to our amended and restated certificate of incorporation, we have until October 3, 2009 in which to complete a business combination.  If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating.  The foregoing requirements are set forth in Articles Sixth and Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, a business combination.  As a result of the foregoing factors, our independent registered public accounting firm, McGladrey & Pullen, LLP, indicated in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern.

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

If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution will likely be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless, if we liquidate before the completion of a business combination.

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

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since our securities are listed on the NYSE Alternext US, a national securities exchange, and we have net tangible assets in excess of $5.0 million because of the consummation of our initial public offering and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of our initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

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

If the net proceeds of our initial public offering not being held in the trust account plus the interest earned on the funds held in the trust account that may be available to us are insufficient to allow us to operate for at least 24 months after the date of our initial public offering, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least 24 months after the date of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers (excluding our independent registered public accountants) we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute waiver agreements. Furthermore, there is no guarantee that, even if an entity executes a waiver agreement with us, it will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of a waiver agreement.

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

Some of our officers and directors are now, and our other officers and directors may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and accordingly, have or may have fiduciary or other obligations to these other entities which could create conflicts of interest, including in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us, including Clarus Corporation, a publicly traded company with no current operating business, net operating loss carryforwards of approximately $225 million and approximately $86 million of cash and cash equivalents. Additionally, our officers and directors may in the future become affiliated with entities, including, among others, ‘‘blank check’’ companies, public companies, hedge funds, private equity funds, venture capital funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those conducted by us. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, our officers and directors have agreed, pursuant to agreements with us and Citigroup Global Markets Inc., that they will not organize or become involved in any other blank check company with a focus on acquiring a target business in the healthcare industry until we consummate our initial business combination. Notwithstanding the foregoing, our officers and directors are not restricted from (i) investing in, or acquiring, directly or indirectly, the securities of any company listed on a national securities exchange (including, without limitation, NASDAQ), even if such company is engaged in the healthcare industry, (ii) organizing, promoting or becoming involved with blank check companies that do not have a focus of acquiring a target business in the healthcare industry or (iii) organizing, promoting or becoming involved with other investment vehicles having a business plan of acquiring a healthcare business with which they do not have a pre-existing disclosed relationship. Accordingly, there may be circumstances where a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully consummate a business combination.

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

The NYSE Alternext US may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Alternext US, a national securities exchange, however we cannot assure you that our securities will continue to be listed on the NYSE Alternext US in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Alternext US will require us to file a new initial listing application and meet its initial listing requirements as opposed to its  more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

In pursuing our acquisition strategy, we will likely seek to effect our initial business combination with one or more privately-held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

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

Our founders (including all of our officers and directors) collectively own approximately 22.7% of our issued and outstanding shares of common stock.  None of our founders, officers, directors or their affiliates has indicated any intention to purchase additional units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders, officers, directors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. In addition, Kanders & Company and  Robert W. Pangia, Ivy Healthcare Capital II, L.P., Dennis O’Dowd, Virgilio Rene Veloso and Fieldpoint Capital LLC, (collectively referred to as the “Ivy Affiliates”) have agreed to purchase 1,000,000 units from us in a private placement that will occur immediately prior to the consummation of our initial business combination. The holders of these units may vote the shares of common stock included therein in any manner they choose (except they have agreed to vote such shares in favor of our initial business combination in connection with a vote on our proposed initial business combination). Accordingly, they may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. If there is an annual meeting of our stockholders to elect new directors prior to the consummation of a business combination, as a consequence of our ‘‘staggered’’ Board of Directors, only a minority of the Board of Directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of a business combination.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this report.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Several states have recently enacted or are considering legislative initiatives intended to provide healthcare insurance for all individuals. Similarly, members of the federal government and major political parties have announced an intention to make healthcare insurance reform a part of their respective platforms. It is too early to understand the specific provisions that are being proposed or assess the likelihood that they will be enacted. Nonetheless, there may be legislative or regulatory changes at the state or federal level that could negatively affect (i) our ability to make an acquisition or (ii) after an acquisition, the business prospects of such an acquisition. If we are unable to comply with governmental regulations affecting the healthcare industry, it could negatively affect our operations.

There is extensive government regulation of certain healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely affect certain sections of the healthcare industry or the healthcare industry as a whole. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We currently maintain our executive offices at One Paragon Drive, Suite 125, Montvale, New Jersey 07645.  The cost for this office is included in the aggregate $10,000 per-month fee described above that Ivy Capital Partners and Kanders & Company, Inc. charge us for office space, secretarial support and administrative and general services.  We believe, based on rents and fees for similar services in Montvale, New Jersey, that the fee charged by Ivy Capital Partners and Kanders & Company, Inc.  is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending nor, to our knowledge, threatened against us.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the NYSE Alternext US (f/k/a the American Stock Exchange). Each of our units consists of one share of common stock and one warrant and trades on the NYSE Alternext US under the symbol “HIA.U.” On October 17, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext US under the symbols “HIA.WS” and “HIA,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or January 3, 2009, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 3, 2012, unless earlier redeemed.

          The following table sets forth, for the indicated periods, the range of high and low sales prices for our units, common stock and warrants as reported on the NYSE Alternext US. Prior to October 9, 2007, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

Calendar Year 2009
First Quarter (through March 6, 2009)	$9.56	$9.25	$9.54	$9.20	$0.10	$0.01
Year ended December 31, 2008
First Quarter	$9.82	$9.36	$9.12	$9.00	$0.77	$0.42
Second Quarter	$9.91	$9.40	$9.35	$9.00	$0.45	$0.30
Third Quarter	$9.85	$9.40	$9.44	9.00	$0.40	$0.28
Fourth Quarter	$9.40	$8.70	$9.22	$8.66	$0.25	$0.02
Year ended December 31, 2007
Fourth Quarter	$10.07	$9.66	$9.20	$8.96	$1.00	$0.70

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the Dow Jones Industrial Average Index and the S&P 500 Index for the period commencing on October 18, 2007 and ending on December 31, 2008 (the “Measuring Period”).  The graph assumes that the value of the investment in our common stock and each index was $100 on October 18, 2007.  The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

	10/18/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08
Highlands	100.00	100.55	100.33	101.66	99.45	101.88
S&P 500	100.00	95.34	85.89	83.11	75.63	58.65
Dow Jones	100.00	95.51	88.29	81.72	78.12	63.19

Stockholders

On March 3, 2009, there were approximately 1 holders of record of our units, approximately 12 holders of record of our warrants and approximately 11 holders of record of our common stock.  Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

Except for the .15-for-1 stock dividend that was effected on July 16, 2007 and the ..20-for-1 stock dividend that was effected on October 3, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2008.

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

We received net proceeds of approximately $131.3 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants.  The net proceeds plus approximately $3.99 million attributable to the deferred underwriters’ discount were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $3.2 million and $1.4 million, respectively, in interest through December 31, 2008 and 2007, respectively.

ITEM 6. Selected Financial Data

The following statement of operations and balance sheet data have been derived from, and are qualified by reference to, our audited financial statements included elsewhere in this report.  The following table summarizes financial data for our business and should be read in conjunction with our financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this report.

Statement of Operations Data:	Year Ended December 31, 2008	For the Period from April 26, 2007 (Date of Inception) Through December 31, 2007	Cumulative Period from April 26, 2007 (Date of Inception) Through December 31, 2008

Interest income	$3,192,928	$1,418,345	$4,611,273
Deferred interest income	(170,117)	-	(170,117)
Net interest income	3,022,811	1,418,345	4,441,156
General and administrative expenses	744,284	218,424	962,708
Formation costs	-	1,000	1,000
Income before provision for income taxes	2,278,527	1,198,921	3,477,448
Provision for income taxes	958,572	478,849	1,437,421
Net income	$1,319,955	$720,072	$2,040,027

Net income per common share
Basic	$0.08	$0.09	$0.15
Diluted	$0.08	$0.09	$0.15

Weighted average common shares outstanding
Basic	17,246,041	8,006,627	13,505,205
Diluted	17,246,041	8,006,627	13,505,205

Balance Sheet Data:	As of December 31, 2008	As of December 31, 2007
Cash and cash equivalents	$136,385	$269,314
Cash held in trust	133,161,231	132,258,345
Cash held in trust from underwriter	3,990,000	3,990,000
Total assets	137,667,927	136,644,242
Total liabilities	4,330,095	4,626,365
Value of common stock which may be redeemed for cash ($9.77 per share)	40,448,990	40,448,990
Stockholders’ equity	92,888,842	91,568,887

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto contained in this report.

Forward-Looking Statements

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our ability to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses (a “Business Combination”) and the risks and uncertainties set forth in the section headed "Risk Factors" of Part I, Item 1A of this report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this report.  We cannot assure you that we will be successful in our efforts to consummate a Business Combination or that any such Business Combination will result in our future profitability.

Overview

We were formed on April 26, 2007 to serve as a vehicle to effect a Business Combination.  Our efforts in identifying a prospective target business are not limited to a particular industry.  Although we initially focused our search for target businesses in the healthcare industry, we have expanded our focus to include other industries as well, in addition to the healthcare industry. The healthcare industry encompasses all healthcare service companies, including, among others, managed care companies, hospitals, healthcare system companies, physician groups, diagnostic service companies, medical device companies and other healthcare-related entities. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a Business Combination.

Critical Accounting Policies and Use of Estimates

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments - The fair values of our company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at December 31, 2008.

Our company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.  We do not currently have any derivative instruments.

Results of Operations – Twelve Month period ended December 31, 2008

Interest Income

For the twelve months ended December 31, 2008, we had gross interest income of $3,192,928 comprised of $3,192,846 from our trust account and $82 from our operating account.  The average yield during this period was 2.33%.   Due to the recent decline in interest rates, we expect our 2009 interest average yield to decline.  On March 3, 2009, our yield on investments was 0.26%.

Deferred Trust Interest

For the twelve months ended December 31, 2008, we had deferred trust interest of $170,117 representing the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Part II, Item8, Note 1), in the event of a Business Combination (as described more fully in Part II, Item 8 Note 1).  The deferred trust interest is calculated as follows:

Deferred Trust Interest as of December 31, 2008

Total interest income earned since inception	$4,611,191
Total taxes paid since inception	$(1,853,795)
Prepaid income taxes	$--
Accrued income/franchise taxes	$(90,336)
Working capital allowance	$(2,100,000)
Total base for deferral	$567,060
Conversion %	29.9999%
Deferred trust interest	$170,117

General and Administrative Expenses

For the twelve months ended December 31, 2008, we had general and administrative expenses of $744,284, primarily consisting of legal expenses, administrative services fee, Delaware franchise taxes, accounting fees, directors and officer’s liability insurance, travel expenses, listing and custody expenses.

Income Before Provision for Income Taxes

For the twelve months ended December 31, 2008, income before provision for income taxes was $2,278,527 (42.04% effective rate) from interest income and general and administrative expenses discussed above.

Income Taxes

For the twelve months ended December 31, 2008, income tax expense was approximately $959,000 (42.07% effective rate), consisting of $707,000 in federal taxes and $252,000, in state income taxes.  The trustee of our trust account will distribute funds to us, from the funds held in our trust account, to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Income

For the twelve months ended December 31, 2008, net income was $1,319,955, due to the factors discussed above.

Results of Operations – April 26, 2007 (inception) to December 31, 2007

Interest Income

For the period from April 26, 2007 (inception) to December 31, 2007, we had interest income of $1,418,345 all from our trust account.  The average yield during this period was 4.65%.

General and Administrative Expenses

For the period from April 26, 2007 (inception) to December 31, 2007, we had general and administrative expenses and formation expenses of $218,424 and $1,000, respectively, primarily consisting of Delaware franchise taxes, legal expenses, administrative services fee, directors and officer’s liability insurance and formation costs.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2007, income before provision for income taxes was $1,198,921 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2007, income tax expense was approximately $479,000 (39.95% effective rate), consisting of $371,000 in federal taxes and $108,000, in state income taxes.  The trustee of our trust account distributed funds to us, from the funds held in our trust account, to pay the taxes resulting from interest accrued on the funds held in our trust account.

Net Income

For the period from April 26, 2007 (inception) to December 31, 2007, net income was $720,072, due to the factors discussed above.

Results of Operations – April 26, 2007 (inception) to December 31, 2008

Interest Income

For the period from April 26, 2007 (inception) to December 31, 2008, we had gross interest income of $4,611,273 consisting of $4,611,191 from our trust account and $82 from our operating accounts.  The average yield during this period was 2.74%.

Deferred Trust Interest

For the period from April 26, 2007 (inception) to December 31, 2008, we had deferred trust interest of $170,117 representing the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Part II, Item 8, Note 1), in the event of a Business Combination (as described more fully in Part II, Item 8, Note 1).  The deferred trust interest is calculated as follows:

Deferred Trust Interest as of December 31, 2008

Total interest income earned since inception	$4,611,191
Total taxes paid since inception	$(1,853,795)
Prepaid income taxes	$--
Accrued income/franchise taxes	$(90,336)
Working capital allowance	$(2,100,000)
Total base for deferral	$567,060
Conversion %	29.9999%
Deferred trust interest	$170,117

General and Administrative Expenses

For the period from April 26, 2007 (inception) to December 31, 2008, we had general and administrative expenses and formation expenses of $962,708 and $1,000, respectively, primarily consisting of legal expenses, Delaware franchise taxes, administrative services fee, accounting fees, directors and officer’s liability insurance, travel expenses, listing and custody expenses.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2008, income before provision for income taxes was $3,477,448 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to December 31, 2008, income tax expense was approximately $1,438,000 (41.32% effective rate), consisting of $1,078,000 in federal taxes and $360,000, in state income taxes.  The trustee of our trust account has distributed, and will distribute, funds to us, from the funds held in our trust account, to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Income

For the period from April 26, 2007 (inception) to December 31, 2008, net income was $2,040,027, due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

On October 9, 2007 we consummated our initial public offering of 12,000,000 units and the private placement of 3,250,000 warrants (the “Sponsors’ Warrants”) to our founders and affiliates of our founders and on October 15, 2007 we closed on the exercise of the underwriters’ over-allotment option for an additional 1,800,000 units, resulting in aggregate gross proceeds from our initial public offering (including the over-allotment option) and the private placement of the Sponsors’ Warrants of $141,250,000. We paid or incurred a total of $5,320,000 in underwriting discounts and commissions (not including $3,990,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $667,000 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $3,250,000 from the sale of the Sponsor’ Warrants to us, from the offering were approximately $135,263,000 (including $3.99 million in deferred underwriters commission), and an amount of $134,830,000 was deposited into our trust account at Morgan Stanley with Continental Stock Transfer & Trust as trustee. We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Warrants to seek to effect a Business Combination, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in our trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of our trust account to operate through October 3, 2009, assuming that a Business Combination is not consummated during that time.

We expect our primary liquidity requirements, other than payment of income taxes for interest income earned on our trust account, during this period to include:

• $950,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

• $330,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing stockholders;

• $195,000 of expenses in legal and accounting fees relating to our Security and Exchange Commission reporting obligations;

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

See below for amounts transferred at our instruction from our trustee to pay for certain tax and working capital payments.

	Taxes	Working Capital	Total
January 25, 2008	$611,203	$-	$611,203
April 9, 2008	130,000		130,000
June 11, 2008	829,671		829,671
June 25, 2008		150,000	150,000
September 5, 2008	240,000		240,000
September 8, 2008		300,000	300,000
November 12, 2008	29,086		29,086
Total	$1,839,960	$450,000	$2,289,960

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The warrants meet the scope exception paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Note 1 to the financial statements contained elsewhere in this report for more information.

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

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement has had no impact on the Company’s financial statements, but will affect the Company once an acquisition is completed.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement has had no impact on the Company’s financial statements but may affect the Company once an acquisition is completed.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement had no impact on the Company’s financial statements.  Adopting the remainder of the provision is not expected to have an impact on the Company’s financial statements as all our marketable securities are determined by an observable market value.  See Note 1 to the financial statements contained elsewhere in this report for more information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  The adoption of this pronouncement has had no impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues (other than interest income earned on our trust account). As the proceeds from our initial public offering held in trust have been invested in short-term investments, our only market risk exposure relates to fluctuation in short-term interest rates.

As of December 31, 2008, approximately $133,161,000 (excluding $3,990,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a Business Combination.  The proceeds held in trust (including approximately $3,990,000 of deferred underwriting discounts and commissions) have been invested in the Morgan Stanley Institutional Liquidity Funds – Government Portfolio (stock symbol:  MVRXX).  Based upon information provided by Morgan Stanley, (i) the Government Portfolio seeks to maintain a stable net asset value of $1.00 per share by investing exclusively in obligations of the U.S. Government and its agencies and instrumentalities and in repurchase agreements collateralized by such securities; (ii) at December 31, 2008, 61.8% of the portfolio was invested in U.S. Government Agency Securities and 38.2% of the portfolio was invested in repurchase agreements collateralized by U.S. Government and Agency securities; and (iii) as of February 28, 2009, the one day yield was 0.25%, and the weighted average maturity was twenty-seven days.  Therefore, due to the conservative nature of our investments, our future interest income sensitivity and risk are limited.

We have not engaged in any hedging activities since our inception on April 26, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.  Financial Statements and Supplementary Data

Highlands Acquisition Corp.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm on Financial Statements	52

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	53

Balance Sheets as of December 31, 2008 and 2007	54

Statements of Income for the Year ended December 31, 2008, the period from April 26, 2007 (date of inception) through December 31, 2007 and the cumulative period from April 26, 2007 (date of inception) through December 31, 2008	55

Statements of Stockholders' Equity for the cumulative period from April 26, 2007 (date of inception) through December 31, 2008	56

Statements of Cash Flows for the Year Ended December 31, 2008, the period from April 26, 2007 (date of inception) through December 31, 2007 and the cumulative period from April 26, 2007 (date of inception) through December 31, 2008	57

Notes to Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highlands Acquisition Corp.

We have audited the accompanying balance sheets of Highlands Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2008 and the period from April 26, 2007 (inception) through December 31, 2007 and the cumulative period from April 26, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlands Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from April 26, 2007 (inception) through December 31, 2007 and the cumulative period from April 26, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Highlands Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of Highlands Acquisition Corp.’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that Highlands Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation on October 3, 2009 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP
New York, New York

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highlands Acquisition Corp.

We have audited Highlands Acquisition Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity and cash flows for the period from April 26, 2007 (inception) through December 31, 2007, the year ended December 31, 2008,  and the cumulative period from April 26, 2007 (inception) to December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion.

McGLADREY & PULLEN, LLP
New York, New York

March 12, 2009

Highlands Acquisition Corp.
 (a corporation in the development stage)
 BALANCE SHEET

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$136,385	$269,314
Investments held in trust	133,161,231	132,258,345
Investments held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	44,078	66,585
Total Current Assets	137,331,694	136,584,244

Deferred tax asset	336,233	59,998
Total assets	$137,667,927	$136,644,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,142	$10,945
Accrued expenses	49,182	84,238
Accrued offering costs	-	2,335
Income taxes payable	44,654	538,847
Deferred trust interest	170,117	-
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,330,095	4,626,365

Common Stock, subject to possible conversion of 4,139,999 shares	40,448,990	40,448,990

Commitments and contingency (Note 1and 5)

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 17,250,000 shares (which includes 4,139,999 Shares subject to possible conversion)	1,725	1,725
Additional paid-in capital	90,847,090	90,847,090
Income accumulated during the development stage	2,040,027	720,072
Total stockholders’ equity	92,888,842	91,568,887
Total liabilities and stockholders’ equity	$137,667,927	$136,644,242

See Notes to Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	For the Period from April 26, 2007 (Date of inception) Through December 31, 2007	Cumulative Period from April 26, 2007 (Date of inception) Through December 31, 2008
Interest income	$3,192,928	$1,418,345	$4,611,273
Deferred interest income	(170,117)	-	(170,117)
Net interest income	3,022,811	1,418,345	4,441,156
General and administrative expenses	744,284	219,424	963,708
Income before provision for income taxes	2,278,527	1,198,921	3,477,448
Provision for income taxes	958,572	478,849	1,437,421
Net income	$1,319,955	$720,072	$2,040,027

Net income per common share – basic and diluted	$0.08	$0.09	$0.15

Weighted average common shares outstanding, basic and diluted	17,246,041	8,006,627	13,505,205

See Notes to Financial Statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
 STATEMENT OF STOCKHOLDERS’ EQUITY
For the period April 26, 2007 (inception) to December 31, 2008

	Common Stock		Additional paid-in	Income Accumulated During the Development Stage		Stockholders’ Equity
	Shares	Amount	capital
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$		$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000			3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007.	13,800,000	1,380	128,021,425			128,022,805
Proceeds subject to possible conversion			(40,448,990)			(40,448,990)
Net income					720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090		$720,072	$91,568,887
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)			(150)
Issuance of 20,700 units at $0.007 per unit	20,700	2	148			150
Net income					1,319,955	1,319,955
Balance at December 31, 2008	17,250,000	$1,725	$90,847,090		$2,040,027	$92,888,842

See Notes to Financial Statements

 Highlands Acquisition Corp.
(a corporation in the development stage)
 STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008	For the period April 26, 2007 (inception) to December 31, 2007	Cumulative period from April 26, 2007 (inception) to December 31, 2008
Cash flows from operating activities
Net income	$1,319,955	$720,072	$2,040,027
Adjustment to reconcile net income to net cash provided by operating activities:
Income earned on trust account	(3,192,846)	(1,418,345)	(4,611,191)
Decrease/(increase) in prepaid expenses	22,507	(66,585)	(44,078)
Increase in prepaid taxes	-	-	-
Increase in deferred taxes	(276,235)	(59,998)	(336,233)
Increase in deferred trust interest	170,117	-	170,117
Increase in accounts payable	65,197	10,945	76,142
(Decrease)/increase in accrued expenses	(35,056)	84,238	49,182
(Decrease)/increase in income taxes payable	(494,193)	538,847	44,654
Net cash used in operating activities	(2,420,554)	(190,826)	(2,611,380)

Cash flows from investing activities
Cash placed in trust account	-	(134,830,000)	(134,830,000)
Disbursements from trust for working capital	450,000	-	450,000
Disbursements from trust to pay taxes	1,839,960	-	1,839,960
Net cash provided by/(used in) investing activities	2,289,960	(134,830,000)	(132,540,040)

Cash flows from financing activities
Proceeds from sale of units to public	-	138,000,000	138,000,000
Proceeds from private placement of warrants	-	3,250,000	3,250,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from borrowings under notes payable to affiliates	-	100,000	100,000
Payments of notes payable to affiliates	-	(100,000)	(100,000)
Payment of offering costs	(2,335)	(5,984,860)	(5,987,195)
Issuance of founder’s units	150	-	150
Repurchase of founder’s units	(150)	-	(150)
Net cash (used in)/provided by financing activities	(2,335)	135,290,140	135,287,805
Net (decrease)/increase in cash	(132,929)	269,314	136,385
Cash at beginning of period	269,314	-	-
Cash at end of period	$136,385	$269,314	$136,385

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$-	$2,335	$-
Accrual of deferred underwriting fee	$-	$3,990,000	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,729,000	$-	$1,729,000

See Notes to Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

1.   Organization and Business Operations

The Company was incorporated in Delaware on April 26, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”).

At December 31, 2008, the Company’s operations have been limited to organizational activities, activities relating to our initial public offering (“the Offering”), as described in Note 2 below, and the identification of a target business.  The Company has not engaged in any operations or generated any revenues (other than interest income earned on the Company’s trust account).

The registration statement for the Offering was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007.  The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (the “Private Placement”) sale of 3,250,000 warrants (the “Sponsor Warrants”) to certain affiliates of the Company. The Sponsor Warrants are identical to the warrants sold in the Offering, except (i) if the Company calls its warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering, (including the exercise of the over-allotment option by the underwriters) and  the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2 below, was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At December 31, 2008, the funds are invested in money market funds.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The Company, after signing a definitive agreement for a potential Business Combination, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (the “Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.

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

Deferred Interest – A portion (29.9999%) of the interest earned on the Trust Account (after permissible reductions for working capital requirements and tax obligations) has been deferred on the balance sheet as it represents interest attributable to the common stock subject to possible conversion of shares.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from October 3, 2007. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. This factor raises a substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Development Stage Company – The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

The following table details the net income per share computations on a basic and diluted basis for the years ended December 31, 2008 and 2007 and the cumulative period from April 26, 2007 (date of inception) through December 31, 2008.

	For the Period Ended December 31, 2008	For the Period Ended December 31, 2007	Cumulative Period from April 26, 2007 (Date of inception) Through December 31, 2008

Numerator for basic and diluted earnings per share
Net income available to common shareholders	$1,319,955	$720,072	$2,040,027
Denominator:
Basic earnings per share weighted-average shares outstanding	17,246,041	8,006,627	13,505,205
Effect of dilutive securities:	-	-	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,246,041	8,006,627	13,505,205

Basic earnings per share	$0.08	$0.09	$0.15
Diluted earnings per share	$0.08	$0.09	$0.15

Other contingent shares:  The dilutive effect of shares issuable does not include 13,800,000 Public Stockholders’ warrants that are not exercisable until later of the Company’s initial Business Combination or January 3, 2009.  Furthermore, 3,450,000 Founders warrants and 3,250,000 Sponsors’ Warrants are also excluded from the dilutive effect since they are not exercisable until the Public Stockholders’ warrants are exercisable and, in addition with respect to the Founders’ warrants, the Company’s common stock price equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period.

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument”, approximate their carrying amounts presented in the balance sheet at December 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.  We do not currently have any derivative instruments.

New Accounting Pronouncements — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby believes it will not impact preparation of the financial statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  The Company does not believe SFAS 161 will change its current practices and thereby believes it will not impact preparation of the financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement has had no impact on the Company’s financial statements, but will affect the Company once an acquisition is completed.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company believes the adoption of this statement will not have an impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  The adoption of this pronouncement has had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement had no impact on the Company’s financial statements.  Adopting the remainder of the provision is not expected to have an impact on the Company’s financial statements as all our marketable securities are determined by an observable market value.  See Note 3 to the financial statements contained elsewhere in this report for more information.

Reclassification — Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Simultaneously with the consummation of the Offering, certain of the Company’s affiliates purchased the Sponsor’s Warrants at a purchase price of $1.00 per Sponsor Warrant, in a private placement. The proceeds of $3,250,000 were placed in the Trust Account.  The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them subject to (limited exceptions), until after the completion of an initial Business Combination. The purchase price of the Sponsors’ Warrants approximates the fair value of such warrants.

The Founders and the holders of the Sponsors’ Warrants and Co-Investment Units (as described in Note 6 below) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering. At any time and from time to time on or after the date that is 30 days after the Company consummates a Business Combination, the holders of a majority-in-interest of the Founders’ Units (and underlying securities), the Sponsors’ Warrants (and underlying securities) or the Co-Investment Units (and underlying securities) may make a written demand that the Company register such securities under the Securities Act of 1933, as amended.  The Company is not obligated to effect more than an aggregate of two such demand registrations.  In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

3.   Investments Held in Trust

Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investments Held in Trust	$133,161,231	$133,161,231	$--	$--
Investment Held in Trust from Underwriter	3,990,000	3,990,000	--	--
Total	$137,151,231	$137,151,231	$--	$--

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.

The reconciliation of investment held in trust (including the investments held in trust from underwriter) is as follows:

	For the year December 31, 2008	For the period from April 26, 2007 to December 31, 2007	For the cumulative period from April 26, 2007 (inception) to December 31, 2008

Investments held in trust- beginning of period	$136,248,345	$—	$—

Contribution to trust (which includes the deferred underwriting discount and commission of $3,990,000)	—	134,830,000	134,830,000

Interest income received	3,192,846	1,418,345	4,611,191

Withdrawals to fund operations (a)	(450,000)	—	(450,000)

Withdrawals to pay taxes	(1,839,960)	—	(1,839,960)

Total investments held in trust	$137,151,231	$136,248,345	$137,151,231

(a) Amount is limited to $2,100,000

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

5.  Income Taxes

The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes.

Components of the provision for income taxes are as follows:

	For the Period Ended December 31, 2008	For the Period Ended December 31, 2007
Current
Federal	$956,558	$417,425
State	278,249	121,423
Total Current	$1,234,807	$538,847

Deferred
Federal	$(250,299)	$(46,478)
State	(25,936)	(13,519)
Total Deferred	$(276,235)	$(59,998)
	$958,572	$478,849

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the year ended December 31, 2008 and 2007.

	For the Year Ended December 31, 2008	For the Period Ended December 31, 2007

Computed “expected” income tax expense	34.00%	34.00%
State income taxes, net of federal income taxes	5.95%	5.94%
State valuation allowance	2.06%
Total income tax expense	42.07%	39.94%

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	As of December 31, 2008	As of December 31, 2007

Deferred tax assets:
Capitalized start up costs	$315,160	$59,998
Deferred trust interest	67,945	-
Valuation Allowance for deferred income taxes	(46,872)	-
Total Deferred tax assets	$336,233	$59,998

The majority of the Company’s operating expenses are not currently deductible for income tax purposes.  These expenses will be deductible for income tax purposes over a period of time when a trade or business, as defined in the Internal Revenue Code, begins operations or in the event the Company liquidates.  The deferred tax asset relates to the future benefit the Company will receive when it is able to deduct these costs for income tax purposes. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance that was partially relieved following the Offering.  Because of limitations on loss carrybacks applicable to state income taxes, the Company continued to record a valuation reserve for deferred state tax assets at December 31, 2008.  There have been no audits of the Company’s tax returns since inception and all years remain open to tax examination.

6.  Commitments and Related Party Transactions

The Company presently occupies office space provided by affiliates of certain of the Founders. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office, secretarial and adminitrative and general services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering.  The accompanying statement of income includes $120,000 and $30,000 of expense related to this agreement for the periods ended December 31, 2008 and 2007 respectively.

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

Highlands Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

7.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors.  The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

8.  Common Stock

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

On May 12, 2008, the Company issued 20,700 units with certain service and vesting requirements to Ronnie P. Barnes for $150. In addition, the units sold to Ronnie P. Barnes are subject to the same rights and restrictions as the Founders Units, as described in Note 2 above.  Due to the rights and performance restrictions of the Founders Units issued to Mr. Barnes, the Company will record a $194,844 non-cash charge when a Business Combination is consummated.

9.  Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal year 2008 and 2007. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Financial Statements and Notes thereto included in this report. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Gross interest income	$1,215,833	$821,613	$767,344	$388,138	$3,192,928

Net interest income	$1,215,833	$821,613	$662,593	$322,772	$3,022,811

Net income	$615,860	$372,708	$298,238	$33,149	$1,319,955

Basic earnings per share	$0.04	$0.02	$0.02	$0.00

Diluted earnings per share	$0.04	$0.02	$0.02	$0.00

	Fiscal 2007
	Third Quarter	Fourth Quarter	Total
Gross interest income	$-	$1,418,345	$1,418,345
Net interest income	$-	$1,418,345	$1,418,345
Net income (loss)	$(7,455)	$727,527	$720,072

Basic earnings per share	$(0.00)	$0.05	$0.09
Diluted earnings per share	$(0.00)	$0.05	$0.09

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, accountants on accounting or financial disclosure matters during the periods covered by this report.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2008 are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the   Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the financial statements included in this report and, as part of their audit, has issued their attestation report, included in Part II, Item 8 of this report, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended December 31, 2008 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  Other information

Not applicable.

PART III

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Principal Accounting Fees and Services" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: March 12, 2009	By:	/s/ Philip A. Baratelli
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

Signature	Title	Date

/s/Robert W. Pangia	Chief Executive Officer	March 12, 2009
Robert W. Pangia,	Principal Executive Officer

/s/ Philip A. Baratelli	Chief Financial Officer	March 12, 2009
Philip A. Baratelli

/s/Russell F. Warren, M.D.	Chairman of the Board	March 12, 2009
Russell F. Warren, M.D.

/s/ Warren B. Kanders	Director	March 12, 2009
Warren B. Kanders

/s/ Russell F. Warren, Jr.	Director	March 12, 2009
Russell F. Warren, Jr.

/s/ Leslie D. Michelson	Director	March 12, 2009
Leslie D. Michelson

/s/ William F. Owens	Director	March 12, 2009
Willam F. Owens

/s/ Michael A. Henning	Director	March 12, 2009
Michael A. Henning

/s/ Ronnie P. Barnes	Director	March 12, 2009
Ronnie P. Barnes