Form 10-Q
period 2009-03-31
Highlands Acquisition Corp
filed 2009-05-05
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

As of April 28, 2009, there were outstanding 17,250,000 shares of Common Stock, par value $0.0001.

TABLE OF CONTENTS

Highlands Acquisition Corp.
(a corporation in the development stage)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$283,139	$136,385
Cash held in trust	132,850,908	133,161,231
Cash held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	48,944	44,078
Total current assets	137,172,991	137,331,694

Deferred tax asset	403,095	336,233
Total assets	$137,576,086	$137,667,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,447	$76,142
Accrued expenses	27,957	49,182
Income taxes payable	32,082	44,654
Deferred trust interest	180,995	170,117
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,330,481	4,330,095

Common Stock, subject to possible conversion of shares at conversion value	40,448,990	40,448,990

Commitments (Note 5)

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized; Issued and outstanding 17,250,000 shares (which includes 4,139,999 shares subject to possible conversion)	1,725	1,725
Additional paid-in capital	90,847,090	90,847,090
Income accumulated during the development stage	1,947,800	2,040,027
Total stockholders’ equity	92,796,615	92,888,842
Total liabilities and stockholders’ equity	$137,576,086	$137,667,927

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Period from April 26, 2007 (Date of inception) Through March 31, 2009
Interest income	$107,084	$1,215,833	$4,718,357
Deferred interest income	(10,878)	—	(180,995)
Net interest income	96,206	1,215,833	4,537,362
General and administrative expenses	211,232	189,968	1,174,940
(Loss)/income before provision for income taxes	(115,026)	1,025,865	3,362,422
(Benefit)/provision for income taxes	(22,799)	410,005	1,414,622
Net (loss)/income	$(92,227)	$615,860	$1,947,800

Net (loss)/income per common share – basic and diluted	$(0.01)	$0.04	$0.14

Weighted average common shares outstanding, basic and diluted	17,250,000	17,243,631	13,983,264

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period April 26, 2007 (inception) to March 31, 2009

	Common Stock		Additional paid-in	Income Accumulated During the	Stockholders’
	Shares	Amount	capital	Development Stage	Equity
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$-	$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000		3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007.	13,800,000	1,380	128,021,425		128,022,805
Proceeds subject to possible conversion			(40,448,990)		(40,448,990)
Net income				720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090	$720,072	$91,568,887
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)		(150)
Issuance of 20,700 units at $0.007 per unit	20,700	2	148		150
Net income				1,319,955	1,319,955
Balance at December 31, 2008	17,250,000	$1,725	$90,847,090	$2,040,027	$92,888,842
Unaudited
Net loss				(92,227)	(92,227)
Balance at March 31, 2009	17,250,000	$1,725	$90,847,090	$1,947,800	$92,796,615

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative period from April 26, 2007 (inception) to March 31, 2009
Cash flows from operating activities
Net (loss)/income	$(92,227)	$615,860	$1,947,800
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Income earned on trust account	(107,080)	(1,215,824)	(4,718,271)
(Increase)/decrease in prepaid expenses	(4,866)	11,459	(48,944)
Increase in deferred taxes	(66,862)	(65,411)	(403,095)
Increase in deferred trust interest	10,878	-	180,995
Increase/(decrease) in accounts payable	23,305	(8,133)	99,447
(Decrease)/increase in accrued expenses	(21,225)	29,222	27,957
(Decrease)/increase in income taxes payable	(12,572)	(81,584)	32,082
Net cash used in operating activities	(270,649)	(714,411)	(2,882,029)

Cash flows from investing activities
Cash placed in trust account	-	-	(134,830,000)
Disbursements from trust for working capital	300,000	-	750,000
Disbursements from trust to pay taxes	117,403	611,203	1,957,363
Net cash provided by/(used in) investing activities	417,403	611,203	(132,122,637)

Cash flows from financing activities
Proceeds from sale of units to public	-	-	138,000,000
Proceeds from private placement of warrants	-	-	3,250,000
Proceeds from sale of units to Founders	-	-	25,150
Proceeds from borrowings under notes payable to affiliates	-	-	100,000
Payments of notes payable to affiliates	-	-	(100,000)
Payment of offering costs	-	(2,265)	(5,987,195)
Repurchase of founder’s units	-	(150)	(150)
Net cash (used in)/provided by financing activities	-	(2,415)	135,287,805
Net increase/(decrease) in cash	146,754	(105,623)	283,139
Cash at beginning of period	136,385	269,314	—
Cash at end of period	$283,139	$163,691	$283,139

Supplemental disclosure of noncash financing activities:
Accrual of deferred underwriting fee	$-	$-	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56,635	$557,000	$1,785,635

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

At March 31, 2009, the Company’s operations have been limited to organizational activities, activities relating to our initial public offering (“the Offering”), as described in Note 2 below, and the identification of a target business.  The Company has not engaged in any operations or generated any revenues (other than interest income earned on the Company’s trust account).

Interim Financial Information

The unaudited condensed interim financial statements at March 31, 2009, for the three months ended March 31, 2009 and 2008 and for the period from April 26, 2007 (inception) through March 31, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2009.  The December 31, 2008 balance sheet has been derived from these audited financial statements.  The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2008 audited financial statements.

The registration statement for the Offering as described in Note 2 below was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007.  The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (the “Private Placement”) sale of 3,250,000 warrants (the “Sponsor Warrants”) to certain affiliates of the Company. The Sponsor Warrants are identical to the 13,800,000 warrants sold in the Offering, except (i) if the Company calls the Offering warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering, (including the exercise of the over-allotment option by the underwriters) and  the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2 below, was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At March 31, 2009, the Company’s Trust Account balance of approximately $136,800,000 was invested in the Morgan Stanley Institutional Liquidity Funds – Government Portfolio (stock symbol: MVRXX).  Based upon information provided by Morgan Stanley, (i) the Government Portfolio seeks to maintain a stable net asset value of $1.00 per share by investing exclusively in obligations of the U.S. Government and its agencies and instrumentalities and in repurchase agreements collateralized by such securities; (ii) at March 31, 2009, 62.9% of the portfolio was invested in U.S. Government Agency Securities and 37.1% of the portfolio was invested in repurchase agreements collateralized by U.S. Government and Agency securities; and (iii) as of April 23, 2009, the one day yield was 0.18%, and the weighted average maturity was thirty-three days.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.  As of March 31, 2009, $750,000 has been released for working capital requirements and $1,957,363 has been released to fund tax obligations.

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

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from October 3, 2007. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs, which raises a substantial doubt about the Company’s ability to continue as a going concern.  The interim financial statements do not include any adjustments taking into account the uncertainty as to the Company’s ability to continue as a going concern.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Deferred Interest – A portion (29.9999%) of the interest earned on the Trust Account (after permissible reductions for working capital requirements and tax obligations) has been deferred on the balance sheet as it represents interest attributable to the Company’s common stock subject to possible conversion upon exercise of outstanding warrants.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

Development Stage Company – The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net Income/(Loss)  Per Common Share – Income/(loss) per common share is based on the weighted average number of common shares outstanding.  The Company complies with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Basic income/(loss) per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average common shares outstanding for the period.  Diluted income/(loss) per share reflects the potential share dilution that could occur if warrants were to be exercised or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table details the net income per share computations on a basic and diluted basis for the three months ended March 31, 2009 and 2008 and the cumulative period from April 26, 2007 (date of inception) through March 31, 2009:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative Period from April 26, 2007 (Date of inception) Through March 31, 2009

Numerator for basic and diluted earnings per share
Net (loss)/income available to common shareholders	$(92,227)	$615,860	$1,947,800
Denominator:
Basic earnings per share weighted-average shares outstanding	17,250,000	17,243,631	13,983,264
Effect of dilutive securities:	-	-	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,250,000	17,243,631	13,983,264

Basic earnings per share	$(0.01)	$0.04	$0.14
Diluted earnings per share	$(0.01)	$0.04	$0.14

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2009.

New Accounting Pronouncements — In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby believes it will not impact preparation of the financial statements.

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

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement has had no impact on the Company’s financial statements, but will affect the Company in the event an acquisition is completed by the Company.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis had been delayed by the FASB for one year and was adopted January 1, 2009. The adoption of this pronouncement had no impact on the Company’s financial statements.  See Note 3 to the financial statements contained elsewhere in this report for more information.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to an entity’s own stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and any interim periods therein with any outstanding instrument at the date of adoption requiring a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

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

3.   Investments Held in Trust

Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investments Held in Trust	$132,850,908	$132,850,908	$—	$—
Investment Held in Trust from Underwriter	3,990,000	3,990,000	—	—
Total	$136,840,908	$136,840,908	$—	$—

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The reconciliation of investments held in trust (including the investments held in trust from underwriters) is as follows:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative Period from April 26, 2007 (Date of inception) Through March 31, 2009

Investments held in trust – beginning of period	$137,151,231	$136,248,345	$-
Contribution to trust (which includes the deferred underwriting discount and commission of $3,990,000)	-	-	134,830,000
Interest income received	107,080	1,215,824	4,718,271
Withdrawals to fund operations (a)	(300,000)	-	(750,000)
Withdrawals to pay taxes	(117,403)	(611,203)	(1,957,363)
Total investments held in trust	$136,840,908	$136,852,966	$136,840,908

(a) Amount is limited to $2,100,000

4.   Commitments and Related Party Transactions

 The Company presently occupies office space provided by affiliates of certain of the Founders.  Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office, secretarial and administrative and general services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering.  The accompanying statement of income for the three months ended March 31, 2009 and 2008 and the period from April 26, 2007 (inception) to March 31, 2009 includes $30,000, $30,000 and $180,000 respectively of expense related to this agreement.

Pursuant to letter agreements that the Founders entered into with the Company and the underwriters, the Founders waived their right to receive distributions with respect to the shares of common stock held by each of the Founders upon the Company’s liquidation.

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

The Founders and the holders of the Sponsors’ Warrants (or underlying securities) and the holders of the Co-Investment Units (or underlying securities) will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Offering.  For a description of such registration rights agreement see Note 2 above.

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

7.  Deferred Trust Interest

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

Deferred Trust Interest as of March 31, 2009
Total interest income earned since inception	$4,718,272
Total taxes paid since inception	$(1,957,363)
Accrued income/franchise taxes	$(57,588)
Working capital allowance	$(2,100,000)
Total base for deferral	$603,321
Conversion %	29.9999%
Deferred trust interest	$180,995

Highlands Acquisition Corp
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our condensed financial statements and the notes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors set forth in “Risk Factors” found in Part I, Item IA of our Annual Report on Form 10K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Fair Value of Financial Instruments - The fair values of our company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2009.

Our company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.  We do not currently have any derivative instruments.

Results of Operations - Three month period ended March 31, 2009

Interest Income

For the three months ended March 31, 2009, we had gross interest income of $107,084 comprised of $107,081 from our trust account and $3 from our operating account.  The average yield during this period was 0.31%.   Due to the recent decline in interest rates, we expect our 2009 interest average yield to decline.  On April 23, 2009, our yield on investments was 0.18%.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Deferred Trust Interest

For the three months ended March 31, 2009, we deferred trust interest of $10,878 representing the increase in the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 7 to the financial statements contained elsewhere in this report), in the event of a Business Combination (as described more fully in Note 1 to the financial statements contained elsewhere in this report).  The total deferred trust interest through March 31, 2009 is calculated as follows:

Deferred Trust Interest as of March 31, 2009
Total interest income earned since inception	$4,718,272
Total taxes paid since inception	$(1,957,363)
Accrued income/franchise taxes	$(57,588)
Working capital allowance	$(2,100,000)
Total base for deferral	$603,321
Conversion %	29.9999%
Deferred trust interest	$180,995

General and Administrative Expenses

For the three months ended March 31, 2009, we had general and administrative expenses of $211,232, primarily consisting of accounting fees, legal expenses, administrative services fee, Delaware franchise taxes, directors and officer’s liability insurance and travel expenses.

Loss Before Provision for Income Taxes

For the three months ended March 31, 2009, loss before provision for income taxes was $115,026 from interest income and general and administrative expenses discussed above.

Income Taxes

For the three months ended March 31, 2009, income tax benefit is $22,799 (19.82% effective benefit rate) consisting of approximately $46,000 in federal tax benefit and $23,200 in state income tax provision.  This benefit results from a deferred tax benefit in excess of current tax expense.  Since it is not more likely than not that we will be able to use all of our state deferred tax assets in the future, the state deferred tax benefit recorded during the period was minimal, leading to an increased effective tax rate.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Loss

For the three months ended March 31, 2009, net loss was $92,227, due to the factors discussed above.

Results of Operations - Three month period ended March 31, 2008

Interest Income

For the three months ended March 31, 2008, we had interest income of approximately $1.2 million.  The average yield during this period was 3.57%.   Due to the recent decline in interest rates, we expect our 2008 interest average yield to decline.  On May 1, 2008, our yield on investments was 2.46%.

Deferred Trust Interest

For the three month period ended March 31, 2008, we had no deferred trust interest.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(Continued)
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

Income Taxes

For the three months ended March 31, 2008, income tax expense was $410,005, consisting of $317,615 in federal taxes and $92,390 in state income taxes.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Income

For the three months ended March 31, 2008, net income was $615,860, due to the factors discussed above.

Results of Operations - April 26, 2007 (inception) to March 31, 2009

Interest Income

For the period from April 26, 2007 (inception) to March 31, 2009, we had gross interest income of $4,718,357 comprised of $4,718,272 from our trust account and $85 from our operating account.  The average yield during this period was 2.34%.

Deferred Trust Interest

For the period from April 26, 2007 (inception) to March 31, 2009, we had deferred trust interest of $180,995 representing the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 7 to the financial statements contained elsewhere in this report), in the event of a Business Combination (as described more fully in Note 1 to the financial statements contained elsewhere in this report).  The deferred trust interest is calculated as follows:

Deferred Trust Interest as of March 31, 2009
Total interest income earned since inception	$4,718,272
Total taxes paid since inception	$(1,957,363)
Accrued income/franchise taxes	$(57,588)
Working capital allowance	$(2,100,000)
Total base for deferral	$603,321
Conversion %	29.9999%
Deferred trust interest	$180,995

General and Administrative Expenses

For the period from April 26, 2007 (inception) to March 31, 2009, we had general and administrative expenses and formation expenses of $1,173,940 and $1,000, respectively, primarily consisting of legal expenses, Delaware franchise taxes, administrative services fee, accounting fees, directors and officer’s liability insurance, travel expenses, listing and custody expenses.

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(Continued)

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to March 31, 2009, income before provision for income taxes was $3,362,422 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to March 31, 2009, income tax expense was $1,414,622 (42.07% effective rate), consisting of $991,711 in federal taxes and $422,911 in state income taxes.  Since it is not more likely than not that  we will be able to use our cumulative state tax losses in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Income

For the period from April 26, 2007 (inception) to March 31, 2009, net income was $1,947,800, due to the factors discussed above.

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

• $195,000 of expenses in legal and accounting fees relating to our Securities and Exchange Commission reporting obligations;

Highlands Acquisition Corp.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(Continued)
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

See below for amounts transferred at our instruction from our trustee to pay for certain tax and working capital payments.

	Taxes	Working Capital	Total
January 25, 2008	$611,203	$-	$611,203
April 9, 2008	130,000		130,000
June 11, 2008	829,671		829,671
June 25, 2008		150,000	150,000
September 5, 2008	240,000		240,000
September 8, 2008		300,000	300,000
November 12, 2008	29,086		29,086
March 13, 2009	60,518	300,000	360,518
March 26, 2009	56,885		56,885
Total	$1,957,363	$750,000	$2,707,363

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
(Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis had been delayed by the FASB for one year and was adopted January 1, 2009. The adoption of this pronouncement had no impact on the Company’s financial statements.  See Note 3 to the financial statements contained elsewhere in this report for more information.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to an entity’s own stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and any interim periods therein with any outstanding instrument at the date of adoption requiring a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk since December 31, 2008.

Highlands Acquisition Corp.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15(b).  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2009 are effective.

Changes in Internal Control over Financial Reporting

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15(d).

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended March 31, 2009 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

HIGHLANDS ACQUISITION CORP.

Dated: May 5, 2009
/s/Robert W. Pangia
Robert W. Pangia,
Chief Executive Officer
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)