Form 10-Q
period 2009-06-30
Highlands Acquisition Corp
filed 2009-08-04
CIK 1398632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

As of July 27, 2009, there were outstanding 17,250,000 shares of Common Stock, par value $0.0001.

TABLE OF CONTENTS

Highlands Acquisition Corp.
(a corporation in the development stage)

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1

Condensed Statements of Operation (Unaudited) – Three months and six months ended June 30, 2009 and 2008 and for the period April 26, 2007 (inception) to June 30, 2009	2

Condensed Statement of Stockholders’ Equity for the Period April 26, 2007 (inception) to June 30, 2009 (Unaudited)	3

Condensed Statements of Cash Flows (Unaudited) – Six months ended June 30, 2009 and 2008 and for the period April 26, 2007 (inception) to June 30, 2009	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION	23

Item 1A. Risk Factors	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	24

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Highlands Acquisition Corp.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$637,621	$136,385
Cash held in trust	132,308,594	133,161,231
Cash held in trust from underwriter	3,990,000	3,990,000
Prepaid expenses	26,500	44,078
Prepaid income taxes	18,344	-
Total current assets	136,981,059	137,331,694

Deferred tax asset	508,196	336,233
Total assets	$137,489,255	$137,667,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,351	$76,142
Accrued expenses	150,876	49,182
Income taxes payable	-	44,654
Deferred trust interest	188,017	170,117
Deferred underwriting fee	3,990,000	3,990,000
Total liabilities	4,424,244	4,330,095

Common Stock, subject to possible conversion of shares at conversion value	40,448,990	40,448,990

Commitments (Note 4)

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $.0001 par value, 50,000,000 shares authorized; 17,250,000 shares issued and outstanding in 2009 and 2008	1,725	1,725
Additional paid-in capital	90,847,090	90,847,090
Income accumulated during the development stage	1,767,206	2,040,027
Total stockholders’ equity	92,616,021	92,888,842
Total liabilities and stockholders’ equity	$137,489,255	$137,667,927

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2009
Interest income	$64,499	$821,613	$171,583	$2,037,446	$4,782,857
Deferred interest income	(7,021)	-	(17,899)	-	(188,017)
Net interest income	57,478	821,613	153,684	2,037,446	4,594,840
General and administrative expenses	327,599	156,027	538,831	345,995	1,502,539
(Loss)/income before provision for income taxes	(270,121)	665,586	(385,147)	1,691,451	3,092,301
(Benefit)/provision for income taxes	(89,527)	292,878	(112,326)	702,883	1,325,095
Net (loss)/income	$(180,594)	$372,708	$(272,821)	$988,568	$1,767,206
Net (loss)/income per common share – basic and diluted	$(0.01)	$0.02	$(0.02)	$0.06	$0.12
Weighted average common shares outstanding, basic and diluted	17,250,000	17,240,446	17,250,000	17,242,038	14,356,722

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 26, 2007 (inception) to June 30, 2009

	Common Stock		Additional paid-in	Income Accumulated During the	Stockholders’
	Shares	Amount	capital	Development Stage	Equity
Issuance of units to Founders on May 1, 2007 at approximately $0.007 per unit	3,450,000	$345	$24,655	$-	$25,000
Sale of Private Placement Warrants on October 9, 2007			3,250,000		3,250,000
Sale of 13,800,000 units at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,139,999 shares subject to possible conversion on October 9, 2007	13,800,000	1,380	128,021,425		128,022,805
Proceeds subject to possible conversion			(40,448,990)		(40,448,990)
Net income				720,072	720,072
Balance at December 31, 2007	17,250,000	$1,725	$90,847,090	$720,072	$91,568,887
Repurchase of 20,700 units at $0.007 per unit	(20,700)	(2)	(148)		(150)
Issuance of 20,700 units at $0.007 per unit	20,700	2	148		150
Net income				1,319,955	1,319,955
Balance as December 31, 2008	17,250,000	$1,725	$90,847,090	$2,040,027	$92,888,842
Unaudited
Net loss				(272,821)	(272,821)
Balance at June 30, 2009	17,250,000	$1,725	$90,847,090	$1,767,206	$92,616,021

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2009
Cash flows from operating activities
Net (loss)/income	$(272,821)	$988,568	$1,767,206
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Income earned on trust account	(171,566)	(2,037,410)	(4,782,757)
Decrease/(increase) in prepaid expenses	17,578	(118,064)	(26,500)
Increase in prepaid taxes	(18,344)	-	(18,344)
Increase in deferred taxes	(171,963)	(92,216)	(508,196)
Increase/(decrease) in accounts payable	19,209	(1,014)	95,351
Increase/(decrease) in accrued expenses	101,694	(51,577)	150,876
Decrease in income tax payable	(44,654)	(538,847)	-
Increase in deferred trust interest	17,900	-	188,017
Net cash used in operating activities	(522,967)	(1,850,560)	(3,134,347)

Cash flows from investing activities
Cash placed in trust account	-	-	(134,830,000)
Disbursements from trust for working capital	800,000	150,000	1,250,000
Disbursements from trust to pay taxes	224,203	1,570,874	2,064,163
Net cash provided by/(used in) investing activities	1,024,203	1,720,874	(131,515,837)

Cash flows from financing activities
Proceeds from sale of units to public	-	-	138,000,000
Proceeds from private placement of warrants	-	-	3,250,000
Proceeds from sale of units to Founders	-	-	25,000
Proceeds from borrowings under notes payable to affiliates	-	-	100,000
Payments of notes payable to affiliates	-	-	(100,000)
Payment of offering costs	-	(2,335)	(5,987,195)
Issuance of founder’s units	-	150	150
Repurchase of founder’s units	-	(150)	(150)
Net cash (used in)/provided by financing activities	-	(2,335)	135,287,805
Net increase (decrease) in cash	501,236	(132,021)	637,621
Cash at beginning of period	136,385	269,314	-
Cash at end of period	$637,621	$137,293	$637,621

Supplemental disclosure of noncash financing activities:

Accrual of deferred underwriting fee	$-	$-	$3,990,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$210,000	$1,489,000	$2,064,000

See Notes to Unaudited Condensed Financial Statements

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.   Organization and Business Operations

Highlands Acquisition Corp. (the “Company”) was incorporated in Delaware on April 26, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (the “Business Combination”).

At June 30, 2009, the Company’s operations have been limited to organizational activities, activities relating to our initial public offering (the “Offering”), as described in Note 2 below, and the identification of a target business.  The Company has not engaged in any operations or generated any revenues (other than interest income earned on the Company’s trust account).

Interim Financial Information

The unaudited condensed interim financial statements at June 30, 2009, for the three and six months ended June 30, 2009 and 2008 and for the period from April 26, 2007 (inception) through June 30, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The Company has evaluated subsequent events through the filing date, August 4, 2009.

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

The registration statement for the Offering as described in Note 2 below was declared effective on October 3, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters exercised their over-allotment option on October 10, 2007 and consummated it on October 15, 2007.  The Company received net proceeds of approximately $131,273,000, including $3,250,000 of proceeds from the private placement (the “Private Placement”) sale of 3,250,000 warrants (the “Sponsors’ Warrants”) to certain affiliates of the Company. The Sponsors’ Warrants are identical to the 13,800,000 warrants sold in the Offering, except (i) if the Company calls the Offering warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees and (ii) the initial purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them (subject to limited exceptions) until after the completion of the Company’s initial Business Combination.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, (including the exercise of the over-allotment option by the underwriters) and  the Private Placement, an aggregate of $134,830,000, including $3,990,000 of the underwriters’ discounts and commissions as described in Note 2 below, was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. At June 30, 2009, the Company’s Trust Account balance of approximately $136,300,000 was invested in the Morgan Stanley Institutional Liquidity Funds – Government Portfolio (stock symbol: MVRXX).  Based upon information provided by Morgan Stanley, (i) the Government Portfolio seeks to maintain a stable net asset value of $1.00 per share by investing exclusively in obligations of the U.S. Government and its agencies and instrumentalities and in repurchase agreements collateralized by such securities; (ii) at June 30, 2009, 67.3% of the portfolio was invested in U.S. Government Agency Securities and 32.7% of the portfolio was invested in repurchase agreements collateralized by U.S. Government and Agency securities; and (iii) as of July 27, 2009, the one day yield was 0.13%, and the weighted average maturity was twenty-five days.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.  As of June 30, 2009, $1,250,000 has been released for working capital requirements and $2,064,164 has been released to fund tax obligations.

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

The following table details the net income per share computations on a basic and diluted basis for the three and six months ended June 30, 2009 and 2008 and the cumulative period from April 26, 2007 (date of inception) through June 30, 2009:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2009
Numerator for basic and diluted earnings per share
Net (loss)/income available to common shareholders	$(180,594)	$372,708	$(272,821)	$988,568	$1,767,206
Denominator:
Basic earnings per share weighted-average shares outstanding	17,250,000	17,240,446	17,250,000	17,242,038	14,356,722
Effect of dilutive securities:	-	-	-	-	-
Diluted earnings per share
Adjusted weighted-average shares outstanding	17,250,000	17,240,446	17,250,000	17,242,038	14,356,722

Basic earnings per share	$(0.01)	$0.02	$(0.02)	$0.06	$0.12

Diluted earnings per share	$(0.01)	$0.02	$(0.02)	$0.06	$0.12

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

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the account at June 30, 2009.

New Accounting Pronouncements — In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events”  (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 provides:  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The company adopted SFAS 165 effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

In April of 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The company adopted FSP FAS 115-2 and FAS 124-2 effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

In connection with the Offering and over-allotment, the Company paid Citigroup Global Markets Inc. and William Smith Securities, the underwriters of the Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3% of the gross proceeds ($3,990,000) is held in the Trust Account and payable only upon the consummation of a Business Combination.  This amount is included in deferred underwriting fee on the accompanying balance sheet.  The underwriters have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. Additionally, Kanders & Company, Inc., an affiliate of Warren B. Kanders, one of the Company’s directors, purchased 500,000 Units in the Offering. The Company received the entire aggregate gross proceeds from this purchase and the underwriters did not receive any underwriting discounts or commissions on these Units.

Simultaneously with the consummation of the Offering, certain of the Company’s affiliates purchased the Sponsors’ Warrants at a purchase price of $1.00 per Sponsors’ Warrant, in the Private Placement. The proceeds of $3,250,000 were placed in the Trust Account.  The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company as long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Sponsors’ Warrants will not be sold or transferred by them subject to (limited exceptions), until after the completion of an initial Business Combination. The purchase price of the Sponsors’ Warrants approximates the fair value of such warrants.

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

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Investments Held in Trust	$132,308,594	$132,308,594	$—	$—

Investment Held in Trust from Underwriter	3,990,000	3,990,000	—	—
Total	$136,298,594	$136,298,594	$—	$—

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.

The reconciliation of investments held in trust (including the investments held in trust from underwriters) is as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the period April 26, 2007 (inception) to June 30, 2009

Investments held in trust – beginning of period	$136,840,908	$136,852,966	$137,151,231	$136,248,345	$-
Contribution to trust (which includes the deferred underwriting discount and commission of $3,990,000)					134,830,000
Interest income received	64,486	821,586	171,566	2,037,410	4,782,757
Withdrawals to fund operations (a)	(500,000)	(150,000)	(800,000)	(150,000)	(1,250,000)
Withdrawals to pay taxes	(106,800)	(959,671)	(224,203)	(1,570,874)	(2,064,163)
Total investments held in trust	136,298,594	136,564,881	136,298,594	136,564,881	136,298,594

(a) Amount is limited to $2,100,000

4.   Commitments and Related Party Transactions

 The Company presently occupies office space provided by affiliates of certain of the Founders.  Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office, secretarial and administrative and general services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate amount of $10,000 per month for such services commencing on the effective date of the Offering.  The accompanying statement of income for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from April 26, 2007 (inception) to June 30, 2009 includes $30,000, $60,000 and $210,000 respectively of expense related to this agreement.

Pursuant to letter agreements that the Founders entered into with the Company and the underwriters, the Founders waived their right to receive distributions upon the Company’s liquidation with respect to the shares of common stock held by each of the Founders prior to the consummation of the Offering.

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

On May 12, 2008, the Company issued 20,700 units with certain service and vesting requirements to Ronnie P. Barnes for $150. In addition, the units sold to Ronnie P. Barnes are subject to the same rights and restrictions as the Founders Units.  Due to the rights and performance restrictions of the Founders Units issued to Mr. Barnes, the Company will record a $194,844 non-cash charge when a Business Combination is consummated.

7.  Deferred Trust Interest

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share  conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,139,999 shares of Common Stock sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds of the Offering has been classified as Common Stock subject to possible conversion of shares on the accompanying balance sheet.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of Common Stock held by the Founders prior to the consummation of the Offering.  This interest is reflected on the balance sheet as deferred trust interest.  The deferred trust interest is calculated as follows:

Highlands Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements—(Continued)

Deferred Trust Interest as of June 30, 2009

Total interest income earned since inception	$4,782,757
Total taxes paid since inception	(2,064,163)
Prepaid income taxes	18,344
Accrued franchise taxes	(10,213)
Working capital allowance	(2,100,000)
Total base for deferral	626,725
Conversion %	29.9999%
Deferred trust interest	$188,017

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors set forth in “Risk Factors” found in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Fair Value of Financial Instruments - The fair values of our company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2009.

Results of Operations - Three month period ended June 30, 2009 compared to three month period ended June 30, 2008

Interest Income

Interest income decreased $757,114, or 92.1%, to $64,499 for the three months ended June 30, 2009, from $821,613 for the three months ended June 30, 2008.  For the three months ended June 30, 2009, gross interest income of $64,499 was comprised of $64,486 from our trust account and $13 from our operating account.  The average yield during this period was 0.19%, a reduction from the 2.4% average yield for the three months ended June 30, 2008, due to the decline in interest rates over the last twelve months.  On July 27, 2009, our yield on investments was 0.13%.

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

Deferred Trust Interest

For the three months ended June 30, 2009, we deferred trust interest of $7,021 representing the increase in the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 7 to the financial statements contained elsewhere in this report), in the event of a Business Combination (as described more fully in Note 1 to the financial statements contained elsewhere in this report).  The total deferred trust interest through June 30, 2009 is calculated as follows:

Deferred Trust Interest as of June 30, 2009

Total interest income earned since inception	$4,782,757
Total taxes paid since inception	(2,064,163)
Prepaid income taxes	18,344
Accrued franchise taxes	(10,213)
Working capital allowance	(2,100,000)
Total base for deferral	626,725
Conversion %	29.9999%
Deferred trust interest	$188,017

We had no deferred trust interest for the three months ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses increased $171,572, or 110%, to $327,599 during the three months ended June 30, 2009, compared to $156,027 during the three months ended June 30, 2008.  The increase in general and administrative expense for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily attributable to increases in legal expenses, travel expenses and consulting fees offset by decreases in accounting fees, directors and officers’ liability insurance expense and other professional fees.

Loss Before Provision for Income Taxes

For the three months ended June 30, 2009, loss before provision for income taxes is $270,121 compared to net income before provision for income taxes of $665,586 for the three months ended June 30, 2008.  The decrease in income of $935,707 resulted from lower interest income and higher general and administrative expenses discussed above.

Income Taxes

For the three months ended June 30, 2009, income tax benefit is $89,527 compared to income tax expense of $292,878 for the three months ended June 30, 2008.  The decrease in tax expense of $382,405 is due to losses incurred during the three months ended June 30, 2009 as described above.

The income tax benefit of $89,527 (33.14% effective benefit rate) consists of approximately $93,037 in federal tax benefit and $3,500 in state income tax provision.  This benefit results from a deferred tax benefit in excess of current tax expense.  Since it is not more likely than not that we will be able to use all of our state deferred tax assets in the future, the state deferred tax provision recorded during the period was minimal, leading to a decreased effective tax benefit rate.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

Net Loss

For the three months ended June 30, 2009, net loss was $180,594 compared to net income of $372,708 for the three months ended June 30, 2008.  The decrease in income of $553,302 is due to the factors discussed above.

Results of Operations – Six month period ended June 30, 2009 compared to six month period ended June 30, 2008

Interest Income

Interest income decreased 1,865,863, or 91.6%, to $171,583 in the six months ended June 30, 2009, from $2,037,446 in the six months ended June 30, 2008.  For the six months ended June 30, 2009, gross interest income of $171,583 was comprised of $171,567 from our trust account and $16 from our operating account.  The average yield during this period was 0.25%, a reduction from the 2.98% average yield for the six months ended June 30, 2008 due to the decline in interest rates over the last twelve months.  Due to the recent continuing decline in interest rates, we expect our 2009 interest average yield to decline.  On July 27, 2009, our yield on investments was 0.13%.

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

Deferred Trust Interest

For the six months ended June 30, 2009, we deferred trust interest of $17,899 representing the increase in the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 7 to the financial statements contained elsewhere in this report), in the event of a Business Combination (as described more fully in Note 1 to the financial statements contained elsewhere in this report).

We had no deferred trust interest for the six months ended June 30, 2008.

General and Administrative Expenses

General and administrative expense increased $192,836, or 55.7%, to $538,831 during the six months ended June 30, 2009, compared to $345,995 during the six months ended June 30, 2008.  The increase in general and administrative expense for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily attributable to increases in legal expenses, accounting fees, travel expenses and consulting fees offset by decreases in other professional fees and directors and officers’ liability insurance.

Loss Before Provision for Income Taxes

For the six months ended June 30, 2009, loss before provision for income taxes is $385,147 compared to net income before provision for income taxes of $1,691,451 for the six months ended June 30, 2008.  The decrease in income of $2,076,598 resulted from lower interest income and higher general and administrative expenses discussed above.

Income Taxes

For the six months ended June 30, 2009, income tax benefit is $112,326 compared to income tax expense of $702,883 for the six months ended June 30, 2008.  The decrease in tax expense of $815,209 is due to losses incurred during the six months ended June 30, 2009 as described above.

The income tax benefit of $112,326 (29.16% effective benefit rate) consists of approximately $139,075 in federal tax benefit and $26,749 in state income tax provision.  This benefit results from a deferred tax benefit in excess of current tax expense.  Since it is not more likely than not that we will be able to use all of our state deferred tax assets in the future, the state deferred tax provision recorded during the period was minimal, leading to a decreased effective tax benefit rate.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Net Loss

For the six months ended June 30, 2009, net loss was $272,821 compared to net income of $988,568 for the six months ended June 30, 2008.  The decrease in income of $1,261,389 is due to the factors discussed above.

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

Results of Operations - April 26, 2007 (inception) to June 30, 2009

Interest Income

For the period from April 26, 2007 (inception) to June 30, 2009, we had gross interest income of $4,782,857 comprised of $4,782,757 from our trust account and $100 from our operating account.  The average yield during this period was 2.03%

Deferred Trust Interest

For the period from April 26, 2007 (inception) to June 30, 2009, we deferred trust interest of $188,017 representing the increase in the amount that would be paid out to those dissenting shareholders, who have elected to convert their shares (as described in Note 7 to the financial statements contained elsewhere in this report), in the event of a Business Combination (as described more fully in Note 1 to the financial statements contained elsewhere in this report).

General and Administrative Expenses

For the period from April 26, 2007 (inception) to June 30, 2009, we had general and administrative expenses of $1,502,539, primarily consisting of legal expenses, Delaware franchise taxes, administrative services fee, accounting fees, travel expenses, directors and officers’ liability insurance, listing and custody expenses.

Income Before Provision for Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2009, income before provision for income taxes was $3,092,301 from interest income and general and administrative expenses discussed above.

Income Taxes

For the period from April 26, 2007 (inception) to June 30, 2009, income tax expense was $1,325,095 (42.85% effective rate), consisting of $898,674 in federal taxes and $426,421 in state income taxes.  Since it is not more likely than not that  we will be able to use our cumulative state tax losses in the future, no state deferred tax asset was recorded leading to a higher than normal effective tax rate.  The trustee of our trust account will distribute funds to us to pay any taxes resulting from interest accrued on the funds held in our trust account.

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

Net Income

For the period from April 26, 2007 (inception) to June 30, 2009, net income was $1,767,206, due to the factors discussed above.

Financial Condition and Liquidity

On October 9, 2007 we consummated our initial public offering of 12,000,000 units and the private placement of 3,250,000 warrants (the “Sponsors’ Warrants”) to our founders and affiliates of our founders and on October 15, 2007 we closed on the exercise of the underwriters’ over-allotment option for an additional 1,800,000 units, resulting in aggregate gross proceeds from our initial public offering (including the over-allotment option) and the private placement of the Sponsors’ Warrants of $141,250,000. We paid or incurred a total of $5,320,000 in underwriting discounts and commissions (not including $3,990,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $667,000 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $3,250,000 from the sale of the Sponsors’ Warrants to us, from the offering were approximately $135,263,000 (including $3.99 million in deferred underwriters commission), and an amount of $134,830,000 was deposited into our trust account at Morgan Stanley with Continental Stock Transfer & Trust as trustee. We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Warrants to seek to effect a Business Combination, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in our trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of our trust account to operate through October 3, 2009, assuming that a Business Combination is not consummated during that time.

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
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

See below for amounts transferred at our instruction from our trustee to pay for certain tax and working capital payments.

	Taxes	Working Capital	Total
January 25, 2008	$611,203	$-	$611,203
April 9, 2008	130,000		130,000
June 11, 2008	829,671		829,671
June 25, 2008		150,000	150,000
September 5, 2008	240,000		240,000
September 8, 2008		300,000	300,000
November 12, 2008	29,086		29,086
March 13, 2009	60,518	300,000	360,518
March 26, 2009	56,885		56,885
April 28, 2009		500,000	500,000
June 18, 2009	106,800		106,800
Total	$2,064,163	$1,250,000	$3,314,163

New Accounting Pronouncements — In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events”  (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 provides:  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The company adopted SFAS 165 effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April of 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The company adopted FSP FAS 115-2 and FAS 124-2 effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

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

Highlands Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Continued

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15(b).  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2009 are effective.

Changes in Internal Control over Financial Reporting

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15(d).

There have not been any changes in our internal control over financial reporting that have come to management’s attention during the fiscal quarter ended June 30, 2009 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Highlands Acquisition Corp.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 18, 2009.  Of the 17,250,000 shares of our common stock entitled to vote at the meeting, 15,106,432 shares of our common stock were present in person or by proxy and entitled to vote.  Such number of shares represented approximately 87.6% of our outstanding shares of common stock.  Listed below are the matters voted upon at our Annual Meeting of Stockholders and the voting results:

	FOR	WITHHELD
Proposal 1. Election of Directors:
Leslie D. Michelson	15,061,892	44,540
Ronnie P. Barnes	15,061,892	44,540

	FOR	AGAINST	ABSTAIN
Proposal 2. Ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:	15,106,062	0	370

Item 6. Exhibits

  (a)   Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Highlands Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIGHLANDS ACQUISITION CORP.

Dated: August 4, 2009

/s/Robert W. Pangia
Robert W. Pangia,
Chief Executive Officer
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)